Form 10-Q
period 1997-06-30
PERITUS SOFTWARE SERVICES INC
filed 1997-08-14
CIK 1011632

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ______________________
                                   FORM 10-Q
(Mark One)

[X] QUARTERY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30,1997

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO______________


                        COMMISSION FILE NUMBER 0-22647
                        ------------------------------

                        PERITUS SOFTWARE SERVICES, INC.
                        ------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

          Massachusetts                                         04-3126919
 --------------------------------                           ------------------
   (State or Other Jurisdiction                              (I.R.S. Employer
 of Incorporation or Organization)                          Identification No.)

304 Concord Road, Billerica, Massachusetts                        01821
------------------------------------------                      ----------
 (Address of Principal Executive Offices)                       (Zip Code)

                                 (508)670-0800
                                 -------------
              (Registrant's Telephone Number, Including Area Code)

                                 Not Applicable
                                 --------------
              (Former Name, Former Address and Former Fiscal Year,
                         If Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __. No X.
                                               --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                  Shares outstanding
        Title of Class                             at August 8, 1997
------------------------------                    ------------------
 Common Stock, $.01 par value                          13,136,696

                         PERITUS SOFTWARE SERVICES INC.
                                   FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997
                               TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION                                              PAGE
                                                                            ----

         Item 1. Financial Statements

         Consolidated Balance Sheet
         as of June 30, 1997 and December 31, 1996                            3

         Consolidated Statement of Operations
         for the Three and Six Months Ended June 30, 1997 and 1996            4

         Consolidated Statement of Cash Flows
         for the Six Months Ended June 30, 1997 and 1996                      5

         Notes to Consolidated Financial Statements                           6

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                          8

PART II  OTHER INFORMATION

         Item 4. Submission of Matters to a Vote of                          16
                 Security Holders

         Item 6. Exhibits and Reports on Form 8-K                            17

         Signatures                                                          18

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        PERITUS SOFTWARE SERVICES, INC.
                           CONSOLIDATED BALANCE SHEET
                   (IN THOUSANDS, EXCEPT SHARE-RELATED DATA)
                                  (UNAUDITED)

                                                                                              PRO FORMA
                                                                                JUNE 30,      JUNE 30,       DECEMBER 31,
ASSETS                                                                            1997          1997             1996
                                                                               ---------     ----------       ----------
Current assets:                                                                               (Note 3)
   Cash and cash equivalents.........................................           $ 2,473        $ 43,580          $ 7,388
   Accounts receivable, net of allowance for doubtful accounts of
    $30 and $30 and including amounts receivable from
      related parties of $648 and $260, respectively.................             7,996           7,996            4,163
   Costs and estimated earnings in  excess of billings on uncompleted contracts, including amounts on uncompleted contracts with
     related parties of $301 and $562, respectively..................             1,971           1,971            2,195
   Unbilled license revenue from related party.......................             1,000           1,000            1,400
   Prepaid expenses and other current assets.........................               594             276              119
                                                                                -------         -------          -------
       Total current assets..........................................            14,034          54,823           15,265
Property and equipment, net..........................................             2,285           2,285            1,970
Other assets.........................................................               561             561              490
                                                                                -------         -------          -------
                                                                                $16,880        $ 57,669          $17,725
                                                                                =======         =======          =======
LIABILITIES, REDEEMABLE STOCK AND  STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Current portion of capital lease obligations.....................            $    57        $     57          $    74
   Current portion of long-term debt................................                225             225              225
   Accounts payable.................................................                924             924              497
   Billings in excess of costs and estimated earnings on uncompleted
     contracts......................................................                850             850              902
   Deferred revenue.................................................              1,007           1,007            3,262
   Other accrued expenses and current liabilities...................              2,210           2,210            2,087
                                                                                -------         -------          -------
       Total current liabilities....................................              5,273           5,273            7,047
Capital lease obligations...........................................                183             183              201
Long-term debt......................................................              1,432           1,432            1,337
                                                                                -------         -------          -------
       Total liabilities............................................              6,888           6,888            8,585
                                                                                -------         -------          -------
Minority interest in consolidated  subsidiary.......................                176             176              155
                                                                                -------         -------          -------
Commitments.........................................................                --               --              --
                                                                                -------         -------          -------
Redeemable convertible preferred stock,  no par value:
   Series A--1,903,525 shares authorized, issued and outstanding at issuance cost plus accretion and accrued dividends
     (liquidation preference $7,281,000).    ......................               6,293            --              5,912
   Series B--1,818,182 shares authorized, issued and outstanding at issuance cost plus accretion and accrued dividends
     (liquidation preference $6,000,000).    ......................               6,403            --              6,107
Redeemable common stock right......................................                 325            --                268
                                                                                -------         -------          -------
                                                                                 13,021            --             12,287
                                                                                -------         -------          -------
Stockholders' equity (deficit):
  Common stock, $.01 par value; 50,000,000, 50,000,000 and 0 shares authorized; 6,199,395, 12,822,298 and 0 shares issued and
    6,199,395, 12,822,298 and 0 shares outstanding, respectively....                 62            128               --
  Class A Common Stock, no par value; 0, 0 and 13,295,000 shares authorized; 0, 0 and 6,033,614 shares issued and 0, 0
    and 6,033,614 shares outstanding, respectively..................                --             --              2,207
  Class B non-voting common stock, no par value; 1,000,000, 0 and
    275,000 shares authorized; 101,196, 0 and 101,196 shares issued
    and 101,196, 0 and 101,196 shares outstanding, respectively.....                164            --                164
  Additional paid-in capital........................................              2,168         56,076               --
  Accumulated deficit...............................................             (5,481)        (5,481)           (5,593)
  Note receivable from stockholder..................................                (58)           (58)              (58)
  Cumulative translation adjustment.................................                (60)           (60)              (22)
                                                                                -------        -------           -------
       Total stockholders' equity (deficit).........................             (3,205)        50,605            (3,302)
                                                                                -------        -------           -------
                                                                                $16,880        $57,669           $17,725
                                                                                =======        =======           =======

      The accompanying notes are an integral part of these consolidated financial statements.

                        PERITUS SOFTWARE SERVICES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                   (IN THOUSANDS, EXCEPT SHARE-RELATED DATA)
                                  (UNAUDITED)

                                                                                          THREE MONTHS           SIX MONTHS
                                                                                              ENDED                ENDED
                                                                                            JUNE 30,              JUNE 30,
                                                                                       -------------------  --------------------
                                                                                         1997      1996       1997       1996
                                                                                       --------  ---------  ---------  ---------
Revenue:
  Outsourcing services, including $978, $1,266, $1,953 and $2,445
    from related parties, respectively.............................                    $ 3,044    $ 2,514    $ 5,563    $ 4,758
  License..........................................................                      4,643         45      8,787         45
  Other services...................................................                      1,295        701      2,491      1,105
                                                                                       -------    -------    -------    -------
     Total revenue.................................................                    $ 8,982    $ 3,260    $16,841    $ 5,908
                                                                                       -------    -------    -------    -------
Cost of revenue:
  Cost of outsourcing services including $592, $510, $965
    and $992 from related parties, respectively....................                    $ 2,358    $ 2,199    $ 4,403    $ 4,433
   License.........................................................                        148        --         275        --
   Cost of other services..........................................                      1,036        672      2,325      1,178
                                                                                       -------    -------    -------    -------
     Total cost of revenue.........................................                      3,542      2,871      7,003      5,611
                                                                                       -------    -------    -------    -------
Gross profit.......................................................                      5,440        389      9,838        297
                                                                                       -------    -------    -------    -------
Operating expenses:
  Sales and marketing..............................................                      2,035        729      3,418      1,383
  Research and development.........................................                      1,969      1,401      3,603      2,761
  General and administrative.......................................                        875        707      1,800      1,455
                                                                                       -------    -------    -------    -------
    Total operating expenses.......................................                      4,879      2,837      8,821      5,599
                                                                                       -------    -------    -------    -------
    Income (loss) from operations..................................                        561     (2,448)     1,017     (5,302)
Interest (expense) income, net.....................................                         (7)       (61)        20        (99)
                                                                                       -------    -------    -------    -------
  Income (loss) before estimated income taxes and minority interest                        554     (2,509)     1,037     (5,401)
Provision (benefit) for estimated  income taxes....................                        124        (62)       172       (204)
                                                                                       -------    -------    -------    -------
  Income (loss) before minority interest...........................                        430     (2,447)       865     (5,197)
Minority interest in consolidated  subsidiary......................                          8        (18)       (21)        20
                                                                                       -------    -------    -------    -------
    Net income (loss)..............................................                    $   438    $(2,465)   $   844    $(5,177)
                                                                                       =======    =======    =======    =======
Pro forma net income (loss) per share assuming conversion of
  convertible preferred stock......................................                      $0.03     $(0.22)     $0.07     $(0.51)
                                                                                       =======    =======    =======    =======
Shares used in computing pro forma net income (loss) per share.....                     12,741     11,083     12,726     10,105
                                                                                       =======    =======    =======    =======

      The accompanying notes are an integral part of these consolidated financial statements.

                        PERITUS SOFTWARE SERVICES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                 SIX MONTHS ENDED
                                                                                                -------------------
                                                                                                     JUNE 30,
                                                                                                -------------------
                                                                                                  1997      1996
                                                                                                --------  ---------
Cash flows from operating activities:
  Net income (loss)                                                                             $   844    $(5,177)
  Adjustments to reconcile net income (loss) to net cash used in operating activities:
    Depreciation and amortization.....................................................              495        373
    Minority interest in consolidated subsidiary......................................               21         20
    Non-cash employee compensation....................................................              --         118
    Changes in assets and liabilities, net of effects from acquisitions:
      Accounts receivable.............................................................           (3,833)       291
      Costs and estimated earnings in excess of billings on uncompleted contracts.....              224        589
      Unbilled license revenue from related parties...................................              400        --
      Prepaid expenses and other current assets.......................................             (475)       (53)
      Other assets....................................................................               10         51
      Accounts payable................................................................              427       (259)
      Billings in excess of costs and  earnings on uncompleted contracts..............              (52)       100
      Deferred revenue................................................................           (2,255)        77
      Other accrued expenses and current  liabilities.................................              123         37
      Deferred income taxes...........................................................              --        (186)
                                                                                                -------    -------
        Net cash used in operating activities.........................................           (4,071)    (4,019)
                                                                                                -------    -------
Cash flows from investing activities:
  Cash of business acquired for common stock, net of costs paid in cash...............              --         174
  Investment in subsidiary............................................................             (111)       --
  Purchases of property and equipment.................................................             (779)      (565)
                                                                                                -------    -------
        Net cash used in investing activities.........................................             (890)      (391)
                                                                                                -------    -------
Cash flows from financing activities:
  Proceeds from short-term borrowings, net of repayments.............................               --          10
  Proceeds from long-term debt.......................................................               200        --
  Principal payments on long-term debt...............................................              (105)      (188)
  Principal payments on capital lease obligations....................................               (34)       (39)
  Proceeds from exercise of stock options............................................                23          6
 .
  Proceeds from sale of redeemable convertible preferred stock and redeemable
    common stock.....................................................................               --       5,408
  Treasury stock acquired............................................................               --        (531)
                                                                                                -------    -------
        Net cash provided by financing activities....................................                84      4,666
                                                                                                -------    -------
Effects of exchange rates on cash and  cash equivalents..............................               (38)        (2)
                                                                                                -------    -------
Net increase (decrease) in cash and  cash equivalents................................            (4,915)       254
Cash and cash equivalents, beginning of  period......................................             7,388        264
                                                                                                -------    -------
Cash and cash equivalents, end of period                                                        $ 2,473    $   518
                                                                                                =======    =======

      The accompanying notes are an integral part of these consolidated financial statements.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

   The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, and have been prepared by the Company without audit in accordance with the Company's accounting policies, as described in the Registration Statement on Form S-1, Registration No. 333-27087. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Registration Statement on Form S-1, Registration No. 333-27087. The operating results for the three and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year ending December 31, 1997.

2. UNAUDITED PRO FORMA NET INCOME (LOSS) PER SHARE

   Unaudited pro forma net income (loss) per share is determined by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock and common stock equivalents outstanding during the period, assuming the conversion of all convertible preferred stock and the redeemable common stock right as of the beginning of each period or date of issuance, if later. Conversion of all convertible preferred stock and the redeemable common stock right occurred upon the closing of the Company's initial public offering of its common stock (Note 3).

   Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, common stock equivalents, regardless of their anti-dilutive impact, issued at prices below the offering price per share during the twelve months preceding the initial filing of the Company's Registration Statement and through the effective date of the initial public offering of the Company's common stock have been included in the calculation of unaudited pro forma net income (loss) per share using the treasury stock method as if outstanding since the beginning of each period presented through March 31, 1997. These conversions have been reflected in the unaudited pro forma balance sheet as of June 30, 1997.

3. CAPITAL STOCK

   On July 8, 1997, the Company closed its initial public offering of 4,025,000 shares of common stock, 2,800,000 of which were sold by the Company and the balance by selling stockholders, at a public offering price of $16 per share. The net proceeds to the Company from the offering were approximately $41,000,000. The Company plans to use the proceeds for repayment of certain existing indebtedness, research and development, working capital and general corporate purposes and possible acquisitions. In connection with closing the initial public offering, all outstanding shares of Series A and B preferred stock and Class B Common Stock automatically converted into 3,822,903 shares of common stock, and the redeemable common stock right automatically terminated.

4. RECENTLY ISSUED ACCOUNTING STANDARDS

   In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Share", which will require adoption during the year ending December 31, 1997. This statement specifies the computation, presentation and disclosure requirements of earnings per share. The new standard replaces the presentation of primary earnings per share prescribed by Accounting Principles Board Opinion No. 15, "Earnings per Share" (APB15) with a presentation of basic earnings per share and also requires dual presentation of basic and diluted earnings per share on the face of the statement of operations for all entities with complex capital structures. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to APB15. The Company will be required to implement SFAS128 in the fourth quarter ending December 31, 1997 and to restate all prior periods. If the Company had been required to implement the guidance in SFAS128 during the three and six month periods ended June 30, 1997, the following pro forma earnings per share amounts would have been reported.

                                       Three Months Ended    Six Months Ended
                                          June 30, 1997        June 30, 1997
                                        ----------------      ----------------
Pro forma net income per common share:
   Basic                                    $  0.07                $  0.11
                                            =======                =======

   Diluted                                  $  0.03                $  0.07
                                            =======                =======

Weighted average number of common shares      6,000                  7,595
                                            =======                =======

Weighted average number of common and
 dilutive potential                          12,751                 12,731
   common shares                            =======                =======

   In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. This standard will require that an enterprise display an amount representing total comprehensive income for the period. SFAS No. 130 will be effective for the Company's year ending December 31, 1998. Adoption of SFAS No. 130 is for presentation only and will not affect the Company's financial position or results of operations.

   In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which supersedes SFAS No. 14. This statement changes the way that public business enterprises report segment information, including financial and descriptive information about their selected segment information. Operating segments are defined as revenue-producing components of the enterprise which are generally used internally for evaluating segment performance. SFAS No. 131 will be effective for the Company's year ending December 31, 1998 and will not affect the Company's financial position or results of operations.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

OVERVIEW

   Peritus Software Services, Inc. ("Peritus" or the "Company") was founded in 1991 to address the growing market for managing and maintaining the installed base of software in organizations. The Company focused its efforts on the delivery of software maintenance outsourcing services until 1995, when it began to devote significant resources to the development of software tools addressing the problems associated with mass changes to application systems and their associated databases, particularly the year 2000 problem. In 1996, the Company began licensing its AutoEnhancer/2000 software, which was designed to address the year 2000 problem, to value added integrators and directly to end users. In 1996, the Company expanded its research and development efforts through the acquisition of Vista Technologies Incorporated, a developer of computer-aided engineering software (''Vista'').

   The Company derives its revenue from software maintenance outsourcing services, software and methodology licensing and other services sold directly to end users or indirectly via value added integrators and distributors, and its clients include primarily Fortune 1000 companies and similarly sized business and government organizations worldwide. The Company's products and services are marketed through its direct sales force, both domestically and in Spain, through value added integrators operating worldwide and through international distributors in Canada, Italy and Japan.

   On July 8, 1997, the Company closed an initial public offering of 4,025,000 shares of common stock, 2,800,000 being sold by the Company and the balance by selling stockholders, at a public offering price of $16 per share. The net proceeds to the Company from the offering after deducting expenses were approximately $41,000,000. The balance of the proceeds went to selling stockholders.


THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

   REVENUE

   Total revenue increased 175.5% to $8,982,000 in the three months ended June 30, 1997 from $3,260,000 in the three months ended June 30, 1996. This increase was primarily due to the licensing of the Company's AutoEnhancer/2000 software, as well as from increases in other services revenue and, to a lesser extent, outsourcing services revenue. International revenue increased 30.3% to $568,000 in the three months ended June 30, 1997 from $436,000 in the three months ended June 30, 1996. As a percentage of total revenue, international revenue decreased to 6.3% in the three months ended June 30, 1997 from 13.4% in the three months ended June 30, 1996. Substantially all of the Company's international revenue for the three months ended June 30, 1997 and 1996 was attributable to revenue generated by Persist, S.A. ("Persist"), the Company's majority-owned Spanish subsidiary.

   Outsourcing Services.   Outsourcing services revenue increased 21.1% to
$3,044,000 in the three months ended June 30, 1997 from $2,514,000 in the three months ended June 30, 1996. As a percentage of total revenue, outsourcing services revenue decreased to 33.9% in the three months ended June 30, 1997 from 77.1% in the three months ended June 30, 1996. The increase in outsourcing services revenue in absolute dollars was primarily attributable to the addition of two new outsourcing contracts in late 1996 and one in 1997 and was partially offset by the recognition of lesser amounts of revenue under the percentage-of-completion method on existing contracts that were in their later phases. The decrease in outsourcing services revenue as a percentage of total revenue reflects the contribution of license revenue to total revenue during the three months ended June 30, 1997. Outsourcing services remain a major component of the solutions offered by the Company, and the Company anticipates that such services will continue to account for a significant portion of total revenue for the foreseeable future.

   License.   License revenue was $4,643,000 in the three months ended June 30,
1997, 51.7% of total revenue. The Company recognized $45,000 in license revenue in the three months ended June 30, 1996. The Company's license revenue in the three months ended June 30, 1997 was primarily attributable to the delivery of licensed software to end users and to license fees from value added integrators.

   Other Services.   Other services revenue increased 84.7% to $1,295,000 in the three months ended June 30, 1997 from $701,000 in the three months ended June 30, 1996. As a percentage of total revenue, other services revenue was 14.4% in the three months ended June 30, 1997 compared to 21.5% in the three months ended June 30, 1996. The increase in other services revenue in absolute dollars was primarily attributable to an increase in consulting, training and client support services relating to the Company's year 2000 products and services. This increase was partially offset by a decrease in direct delivery services for one significant pilot year 2000 renovation.


   COST OF REVENUE

   Cost of Outsourcing Services Revenue.   Cost of outsourcing services revenue
consists primarily of salaries, benefits and overhead costs associated with delivering outsourcing services to clients. The cost of outsourcing services revenue increased 7.2% to $2,358,000 in the three months ended June 30, 1997 from $2,199,000 for the three months ended June 30, 1996. Cost of outsourcing services revenue decreased as a percentage of outsourcing services revenue to 77.5% in the three months ended June 30, 1997 from 87.5% in the three months ended June 30, 1996. The decrease in the cost of outsourcing services revenue as a percentage of outsourcing services revenue was due primarily to the re-deployment in late 1996 of underutilized resources to research and development and support activities, partially offset by the addition of resources necessary to provide services under three new outsourcing contracts.

   Cost of License Revenue.   Cost of license revenue consists primarily of
salaries, benefits and related overhead costs associated with materials packaging and freight. Cost of license revenue was $148,000 in the three months ended June 30, 1997, or 3.2% of license revenue. There was no cost of license revenue in the three months ended June 30, 1996.

   Cost of Other Services Revenue.   Cost of other services revenue consists
primarily of salaries, benefits and related overhead costs associated with delivering other services to clients. Cost of other services revenue increased 54.2% to $1,036,000 in the three months ended June 30, 1997 from $672,000 in the three months ended June 30, 1996. Cost of other services revenue as a percentage of other services revenue decreased to 80.0% in the three months ended June 30, 1997 from 95.9% in the three months ended June 30, 1996. Costs increased in the three months ended June 30, 1997 due to increased staffing in the Company's client support, training and consulting organizations in anticipation of future revenue primarily related to the introduction of the Company's year 2000 products and services.

   OPERATING EXPENSES

   Sales and Marketing.   Sales and marketing expenses consist primarily of
salaries, commissions and related overhead costs for Company personnel; sales referral fees to third parties; advertising programs; and other promotional activities. Sales and marketing expenses increased 179.1% to $2,035,000 in the three months ended June 30, 1997 from $729,000 in the three months ended June 30, 1996. As a percentage of total revenue, sales and marketing expenses increased to 22.7% in the three months ended June 30, 1997 from 22.4% in the three months ended June 30, 1996. The increase in expenses in absolute dollars was primarily attributable to increased staffing, commissions, including an increase in sales referral fees to third parties, and promotional activities in conjunction with the launch of the Company's AutoEnhancer/2000 software. The Company intends to increase the amount of expenditures for sales and marketing in 1997, both domestically and internationally. There can be no assurance that these expenditures will result in increased revenue.

   Research and Development.   Research and development expenses consist
primarily of salaries, benefits and related overhead costs for engineering and technical personnel and outside engineering consulting services associated with developing new products and enhancing existing products. Research and development expenses increased 40.5% to $1,969,000 in the three months ended June 30, 1997 from $1,401,000 in the three months ended June 30, 1996. As a percentage of total revenue, research and development expenses decreased to 21.9% in the three months ended June 30, 1997 from 43.0% in the three months ended June 30, 1996. The increase in research and development expenses in absolute dollars was primarily attributable to increased staffing for the product development efforts for the Company's year 2000 products and services and mass change technologies, including an increase in staffing effected through new hires and internal transfers. The Company intends to employ additional research and development staff and therefore anticipates that research and development expenses will continue to increase in absolute dollars in 1997.

   General and Administrative.   General and administrative expenses consist
primarily of salaries and related costs for the finance and accounting, human resources, legal services, information systems and other administrative departments of the Company, as well as legal and accounting expenses and the amortization of goodwill associated with the Vista acquisition. General and administrative expenses increased 23.8% to $875,000 in the three months ended June 30, 1997 from $707,000 in the three months ended June 30, 1996. As a percentage of total revenue, general and administrative expenses decreased to 9.7% in the three months ended June 30, 1997 from 21.7% in the three months ended June 30, 1996. The increase in general and administrative expenses in absolute dollars was primarily due to additions to the Company's administrative staff to support growth, higher professional fees and increases in other general corporate expenses. The Company anticipates that general and administrative expenses will increase in absolute dollars in 1997 in part due to increased costs associated with becoming a publicly held company.

   Interest Income (Expense), Net.   Interest income (expense), net is primarily
composed of interest income from cash balances and interest expense on debt. Interest expense, net decreased 88.5% to $7,000 in the three months ended June 30, 1997 from $61,000 in the three months ended June 30, 1996. This change in interest expense, net was primarily attributable to decreased interest expense on lesser borrowings by the Company as well as increased interest income from increased cash balances.

   Provision (Benefit) for Income Taxes.   The Company recorded an income tax
provision of $124,000 in the three months ended June 30, 1997 versus a benefit of $62,000 in the three months ended June 30, 1996. The provision was the result of an increase in taxable income, which was partially offset by the Company's expected utilization in 1997 of previously generated net operating loss carryforwards.

   Minority Interest in Consolidated Subsidiary.   The minority interest in
consolidated subsidiary represents the equity interest in the operating results of Persist, the Company's majority-owned Spanish subsidiary, held by stockholders of Persist other than the Company. The minority interest in consolidated subsidiary decreased to a loss of $8,000 in the three months ended June 30, 1997 from income of $18,000 in the three months ended June 30, 1996. This change was the result of the decreased profitability of Persist. At June 30, 1997 and 1996, the Company held a 63.7% equity interest in Persist.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

   REVENUE

   Total revenue increased 185.1% to $16,841,000 in the six months ended June 30, 1997 from $5,908,000 in the six months ended June 30, 1996. This increase was primarily due to the licensing of the Company's AutoEnhancer/2000 software, as well as from increases in other services revenue and, to a lesser extent, outsourcing services revenue. International revenue increased 105.7% to $1,300,000 in the six months ended June 30, 1997 from $632,000 in the six months ended June 30, 1996. As a percentage of total revenue, international revenue decreased to 7.4% in the six months ended June 30, 1997 from 10.7% in the six months ended June 30, 1996. Substantially all of the Company's international revenue for the six months ended June 30, 1997 and 1996 was attributable to revenue generated by Persist.

   Outsourcing Services.   Outsourcing services revenue increased 16.9% to
$5,563,000 in the six months ended June 30, 1997 from $4,758,000 in the six months ended June 30, 1996. As a percentage of total revenue, outsourcing services revenue decreased to 33.0% in the six months ended June 30, 1997 from 80.5% in the six months ended June 30, 1996. The increase in outsourcing services revenue in absolute dollars was primarily attributable to the addition of two new outsourcing contracts in late 1996 and one in 1997 and was partially offset by the recognition of lesser amounts of revenue under the percentage-of-completion method on existing contracts that were in their later phases. The decrease in outsourcing services revenue as a percentage of total revenue reflects the contribution of license revenue to total revenue during the six months ended June 30, 1997.

   License.   License revenue was $8,787,000 in the six months ended June 30,
1997, 52.2% of total revenue. The Company recognized $45,000 license revenue in the six months ended June 30, 1996. The Company's license revenue in the six months ended June 30, 1997 was primarily attributable to the delivery of licensed software to end users and to license fees from value added integrators.

   Other Services. Other services revenue increased 125.4% to $2,491,000 in the six months ended June 30, 1997 from $1,105,000 in the six months ended June 30, 1996. As a percentage of total revenue, other services revenue was 14.8% in the six months ended June 30, 1997 compared to 18.7% in the six months ended June 30, 1996. The increase in other services revenue in absolute dollars was primarily attributable to an increase in consulting, training and client support services relating to the Company's year 2000 products and services. This increase was partially offset by a decrease in direct delivery services for one significant pilot year 2000 renovation.


   COST OF REVENUE

   Cost of Outsourcing Services Revenue. The cost of outsourcing services revenue decreased 0.7% to $4,403,000 in the six months ended June 30, 1997 from $4,433,000 in the six months ended June 30, 1996. Cost of outsourcing services revenue decreased as a percentage of outsourcing services revenue to 79.1% in the six months ended June 30, 1997 from 93.2% in the six months ended June 30, 1996. The decrease in the cost of outsourcing services revenue as a percentage of outsourcing services revenue was due primarily to the re-deployment in late 1996 of underutilized resources to research and development and support activities, partially offset by the addition of resources necessary to provide services under the new outsourcing contracts.

   Cost of License Revenue. Cost of license revenue was $275,000 in the six months ended June 30, 1997, or 3.1% of license revenue. There was no cost of license revenue in the six months ended June 30, 1996.

  Cost of Other Services Revenue. Cost of other services revenue increased 97.4% to $2,325,000 in the six months ended June 30, 1997 from $1,178,000 in the six months ended June 30, 1996. Cost of other services revenue as a percentage of other services revenue decreased to 93.3% in the six months ended June 30, 1997 from 106.6% in the six months ended June 30, 1996. Costs exceeded revenue in the six months ended June 30, 1996 primarily as a result of expected cost overruns on one significant pilot engagement, which subsequently became a significant product license.

   OPERATING EXPENSES

   Sales and Marketing. Sales and marketing expenses increased 147.1% to $3,418,000 in the six months ended June 30, 1997 from $1,383,000 in the six months ended June 30, 1996. As a percentage of total revenue, sales and marketing expenses decreased to 20.3% in the six months ended June 30, 1997 from 23.4% in the six months ended June 30, 1996. The increase in expenses in absolute dollars was primarily attributable to increased staffing, commissions, including an increase in sales referral fees to third parties, and promotional activities in conjunction with the launch of the Company's AutoEnhancer/2000 software.

   Research and Development. Research and development expenses increased 30.5% to $3,603,000 in the six months ended June 30, 1997 from $2,761,000 in the six months ended June 30, 1996. As a percentage of total revenue, research and development expenses decreased to 21.4% in the six months ended June 30, 1997 from 46.7% in the six months ended June 30, 1996. The increase in research and development expenses in absolute dollars was primarily attributable to increased staffing for the product development efforts for the Company's year 2000 products and services and mass change technologies, including an increase in staffing effected through new hires and internal transfers.

   General and Administrative. General and administrative expenses increased 23.7% to $1,800,000 in the six months ended June 30, 1997 from $1,455,000 in the six months ended June 30, 1996. As a percentage of total revenue, general and administrative expenses decreased to 10.7% in the six months ended June 30, 1997 from 24.6% in the six months ended June 30, 1996. The increase in general and administrative expenses in absolute dollars was primarily due to additions to the Company's administrative staff to support growth, higher professional fees and increases in other general corporate expenses.

   Interest Income (Expense), Net. Interest income, net of $20,000 in the six months ended June 30, 1997 compares to interest expense, net of $99,000 in the six months ended June 30, 1996. This change was primarily attributable to decreased interest expense on lesser borrowings by the Company as well as increased interest income from increased cash balances.

   Provision (Benefit) for Income Taxes.   The Company recorded an income tax
provision of $172,000 in the six months ended June 30, 1997 versus a benefit of $204,000 in the six months ended June 30, 1996. The provision was the result of an increase in taxable income, which was partially offset by the Company's expected utilization in 1997 of previously generated net operating loss carryforwards.

   Minority Interest in Consolidated Subsidiary. The minority interest in consolidated subsidiary increased to income of $21,000 in the six months ended June 30, 1997 from a loss of $20,000 in the six months ended June 30, 1996. This change was the result of the increased profitability of Persist. At June 30, 1997 and 1996, the Company held a 63.7% equity interest in Persist.


LIQUIDITY AND CAPITAL RESOURCES

   The Company has financed its operations and capital expenditures primarily with the proceeds from sales of the Company's Convertible Preferred Stock and Common Stock, borrowings, advance payments for services from clients and internally generated cash flows. The Company's cash balances were $2,473,000 and $7,388,000 at June 30, 1997 and December 31, 1996, respectively. The Company's working capital was $8,761,000 and $8,218,000, at June 30, 1997 and December 31, 1996, respectively. On July 8, 1997, the Company closed an initial public offering of 4,025,000 shares (2,800,000 of which were offered by the Company and the balance by selling stockholders) of Common Stock at a public offering price of $16.00 per share. The net proceeds to the Company from the offering after deducting expenses were approximately $41,000,000. The Company plans to use such proceeds for repayment of certain existing indebtedness, research and development, working capital and general corporate purposes and possible acquisitions.

   The Company's operating activities used cash of $4,071,000 and $4,019,000 during the six months ended June 30, 1997 and June 30, 1996, respectively. The Company's use of cash during the six months ended June 30, 1997 was primarily caused by an increase in accounts receivable of $3,833,000 and a decrease in deferred revenue of $2,255,000. These decreases were partially offset by net income of $844,000 plus non-cash depreciation and amortization expense of $495,000 during the six months ended June 30, 1997.

   The Company used cash of $890,000 and $391,000 for investing activities during the six months ended June 30, 1997 and June 30, 1996, respectively. Investing activities have consisted principally of the acquisition of property and equipment, most notably computer equipment and software to support the growing employee base and corporate infrastructure. Although the Company has no significant commitments for capital expenditures in 1997, the Company expects to continue to purchase property and equipment to further develop its infrastructure.

   The Company's financing activities provided cash of $84,000 and $4,666,000 during the six months ended June 30, 1997 and June 30, 1996, respectively. In March 1996, the Company raised aggregate net proceeds of $5,408,000 in private placements of the Company's Convertible Preferred Stock and Common Stock. Net proceeds from the sales of such shares were used for the Company's general working capital needs, to make scheduled debt payments and for treasury stock acquisitions.

   In May 1995, the Company issued a secured subordinated note payable for approximately $924,000 with a face value of $1,000,000 and interest payable at 10% per annum. The note is subordinate to any bank debt and is collateralized by a second security interest in all of the assets of the Company. In addition, the note carries a prepayment premium and contains various restrictive covenants including, but not limited to, minimum earnings and limitations on certain interest coverage, debt and equity ratios. The note also included warrants with an ascribed value of approximately $76,000 for the purchase of up to 312,500 shares of Common Stock for $1.60 per share. These warrants were exercised in July 1997. In July 1997, the Company used a portion of the net proceeds of the initial public offering to repay in full the note.

   In September 1996, the Company obtained a revolving line of credit facility from a bank which bears interest at the bank's prime rate plus 0.5% (9.0% at June 30, 1997). The maximum borrowing under this line of credit is $3,500,000 and is limited to 75% of certain receivables plus 50% of costs and estimated earnings in excess of billings on uncompleted contracts, as defined by the line of credit agreement. The line of credit, which was extended on June 20, 1997, expires and all borrowings are payable in full on June 30, 1998. In addition to this line of credit, the Company also entered into an equipment financing agreement in September 1996. Under this agreement, the bank agreed to provide up to $1,500,000 for the purchase of certain equipment (as defined by the agreement) through June 30, 1997. Ratable principal and interest payments are payable during the period July 1, 1997 through June 1, 2000, and bear interest at the bank's prime rate plus 1% (9.5% at June 30, 1997). Both of these agreements require the Company to comply with certain financial covenants and are secured by all of the assets of the Company. As of June 30, 1997, there were no borrowings outstanding, and $3,500,000 remained available, under the revolving credit facility and $707,000 was outstanding under the equipment financing agreement.

   On July 8, 1997, the Company closed an initial public offering of 4,025,000 shares of common stock, 2,800,000 being sold by the Company and the balance by selling stockholders, at a public offering price of $16 per share. The net proceeds to the Company from the offering after deducting expenses were approximately $41,000,000. The balance of the proceeds went to selling stockholders. The Company believes that the net proceeds from the sale of Common Stock offered in its initial public offering, together with cash generated from operations and existing cash balances and advances available under its revolving credit line agreement will be adequate to finance its capital requirements for at least the next twelve months. To the extent that such amounts are insufficient to finance the Company's capital requirements, the Company will be required to raise additional funds through equity or debt financing. No assurance can be given that such financing will be available on terms acceptable to the

Company and, if available, such financing may result in further dilution to the Company's stockholders and higher interest expense.

   To date, the Company has not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. Cash has been and the Company contemplates that it will continue to be invested in interest-bearing, investment grade securities.


ACCOUNTING PRONOUNCEMENTS

   In February 1997, the Financial Accounting Standards Board issued SFAS 128, Earnings per Share. SFAS 128 specifies modifications to the calculation of earnings per share from those currently utilized by the Company. Under SFAS 128, ''basic'' earnings per share will be calculated based upon the weighted average number of common shares actually outstanding, and ''diluted'' earnings per share will be calculated based upon the weighted average number of common shares and dilutive potential common shares. SFAS 128 is effective in the Company's fourth quarter of 1997 and will be adopted at that time. Management believes that the adoption of SFAS 128 will have no significant effect on the reporting of the Company's results of operations, as the Company has not been required to report historical earnings per share. In addition, management believes that the adoption of SFAS 128 will have no effect on the Company's financial position or cash flows.

   In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. This standard will require that an enterprise display an amount representing total comprehensive income for the period. SFAS No. 130 will be effective for the Company's year ending December 31, 1998. Adoption of SFAS No. 130 is for presentation only and will not affect the Company's financial position or results of operations.

  In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which supersedes SFAS No. 14. This statement changes the way that public business enterprises report segment information, including financial and descriptive information about their selected segment information. Operating segments are defined as revenue-producing components of the enterprise which are generally used internally for evaluating segment performance. SFAS No. 131 will be effective for the Company's year ending December 31, 1998 and will not affect the Company's financial position or results of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

   From time to time, information provided by the Company or statements made by its employees may contain "forward-looking' statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements.

   This Form 10-Q may contain forward looking statements which involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in such statements. Certain factors that could cause such a difference include, without limitation, the risks specifically described in the Company's Registration Statement on Form S-1, Registration No. 333-27087, filed with the Securities and Exchange Commission in connection with its recent initial public offering, which factors are incorporated herein by reference, and other factors such as the Company's limited operating history, the dependence on the year 2000 market, the need to develop additional products and services, the concentration of clients and credit risk, the management of growth and increases in expenditures in sales and marketing, research and development and finance and administration, the dependence upon third-party channels and potential for channel conflict, the impact of competitive products and services and pricing, competition for qualified technical personnel, the offering of fixed-price, fixed time-frame contracts rather than contracts on a time and materials basis, the potential for contract liability related to the provision of year 2000 and other products and services, limited protection of proprietary rights, rapid technological change, dependence on key personnel, risks associated with international operations and offshore development centers, the impact of the government regulation of immigration, dependence on government contracts, product or services demand and market acceptance risks, product development and services capacity, commercialization and technological difficulties, capacity and supply constraints or difficulties, and the effect of general business or economic conditions.

   In addition, the Company's quarterly revenue, expenses and operating results have varied significantly in the past and are likely to vary significantly from quarter to quarter in the future. A significant portion of the Company's revenue in any quarter is typically derived from a limited number of large client transactions. In addition, the sales cycle associated with these transactions is lengthy and is subject to a number of uncertainties, including clients' budgetary constraints, the timing of clients' budget cycles and clients' internal approval processes. Accordingly, the timing of significant transactions is unpredictable and, as a result, the Company's revenue and results of operations for any particular period are subject to significant variability. The complexity of certain projects and the requirements of generally accepted accounting principles can also result in a deferral of revenue recognition, in whole or in part, on a particular contract during a quarter, even though the contract has been executed or payment has actually been received by the Company. Quarterly fluctuations may also result from other factors such as new product and service introductions or announcements of new products and services by the Company's competitors, changes in the Company's or its competitors' pricing policies, changes in the mix of distribution channels through which the Company's products and services are sold, the timing and nature of sales and marketing expenses, changes in operating expenses, the financial stability of major clients, changes in the demand for software maintenance products and services, foreign currency exchange rates and general economic conditions.

                          PART II.  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  On May 28, 1997, the Company held a Special Meeting of Stockholders. The meeting involved the re-election of the Company's then current directors:
  Arthur Carr, Douglas A. Catalano, Dominic K. Chan, Allen K. Deary, John Giordano, W. Michael Humphreys, Henry F. McCance, Axel Leblois and Roland Pampel.

  The following sets forth a description of each matter voted on and the votes cast:

  (1) A proposal to amend the Company's Restated Articles of Organization, as amended, to (i) reclassify the Class A Voting Common Stock as Common Stock; (ii) provide for 50,000,000 authorized shares of Common Stock; and
      (iii) increase the authorized shares of the Company's Class B Non Voting Common Stock from 270,000 to 1,000,000.

  (2) A proposal to further amend and restate the Company's Restated Articles of Organization, as amended.

  (3) A proposal to amend and restate the Company's By-laws.

  (4) A proposal to adopt and approve the Company's 1997 Stock Incentive Plan.

  (5) A proposal to adopt and approve the Company's 1997 Employee Stock Purchase Plan.

  (6) A proposal to adopt and approve the Company's 1997 Director Stock Option Plan.

      For each of the above-referenced matters (1) through (6), the votes were cast as follows:

        (i)   Class A Common Stock:        5,423,211 For    0 Withheld    0 Abstentions and 0 broker non-votes
       (ii)   Class B Common Stock:           76,355 For    0 Withheld    0 Abstentions and 0 broker non-votes
      (iii)   Series A Preferred Stock:    1,888,885 For    0 Withheld    0 Abstentions and 0 broker non-votes
       (iv)   Series B Preferred Stock:    1,663,499 For    0 Withheld    0 Abstentions and 0 broker non-votes

  (7) A proposal to reelect the current Directors of the Company:

        (i)   Arthur Carr
       (ii)   Douglas A. Catalano
      (iii)   Dominic K. Chan
       (iv)   Allen K. Deary
        (v)   John Giordano
       (vi)   W. Michael Humphreys
      (vii)   Henry F. McCance

     For each of the above-referenced individuals (i) through (vii), the votes were cast as follows:

        (i)   Class A Common Stock:        5,423,211 For    0 Withheld    0 Abstentions and 0 broker non-votes
       (ii)   Class B Common Stock:           76,355 For    0 Withheld    0 Abstentions and 0 broker non-votes
      (iii)   Series A Preferred Stock:    1,888,885 For    0 Withheld    0 Abstentions and 0 broker non-votes
       (iv)   Series B Preferred Stock:    1,663,499 For    0 Withheld    0 Abstentions and 0 broker non-votes

     (viii)   Axel Leblois
       (ix)   Roland Pampel

  For each of the above-referenced individuals (viii) through (ix), the votes were cast as follows:

        (i)   Class A Common Stock:        5,423,211 For      0 Withheld    0 Abstentions and 0 broker non-votes
       (ii)   Class B Common Stock:           75,855 For      0 Withheld  500 Abstentions and 0 broker non-votes
      (iii)   Series A Preferred Stock:    1,888,885 For      0 Withheld    0 Abstentions and 0 broker non-votes
       (iv)   Series B Preferred Stock:    1,663,499 For      0 Withheld    0 Abstentions and 0 broker non-votes

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS:

     Documents listed below, except for documents identified by footnotes, are being filed as exhibits herewith. Documents identified by footnotes, if any, are not being filed herewith and, pursuant to Rule 12b-32 of the General Rules and Regulations promulgated by the Commission under the Securities Exchange Act of 1934 (the "Exchange Act") reference is made to such documents as previously filed as exhibits with the Commission. The Company's file number under the Exchange Act is 0-22647.

     G2
     Exhibit 11.  Statement re computation of per share earnings
     Exhibit 27.  Financial Data Schedule

(b)  REPORTS ON FORM 8-K:
     None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATED: August 14, 1997

                                    PERITUS SOFTWARE SERVICES, INC.

                                    BY:  /s/ Allen K. Deary
                                       -----------------------------------------
                                    Allen K. Deary
                                    Vice President, Finance and
                                    Chief Financial Officer (Principal Financial
                                    Officer)

                       PERITUS SOFTWARE SERVICES, INC.


                                 EXHIBIT INDEX


 Exhibit No.                     Description
-------------      ----------------------------------------

     11            Computation of earnings per common share
     27(1)         Financial Data Schedule


(1) In electronic version only.