Form 10-Q
period 1997-09-30
PERITUS SOFTWARE SERVICES INC
filed 1997-11-13
CIK 1011632

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997


                                       OR


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO
     ______________


                         COMMISSION FILE NUMBER 0-22647
                         ------------------------------

                         PERITUS SOFTWARE SERVICES, INC.
                         -------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


              Massachusetts                    04-3126919
     -------------------------------       -------------------
     (State or Other Jurisdiction of       (I.R.S. Employer
     Incorporation or Organization)        Identification No.)


   304 Concord Road, Billerica, Massachusetts         01821
 ---------------------------------------------------------------
    (Address of Principal Executive Offices)        (Zip Code)


                                 (978) 670-0800
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

                                 Not Applicable
                                 --------------
              (Former Name, Former Address and Former Fiscal Year,
                          If Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X. No   .
                                       ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                         Shares outstanding
               Title of Class                            at November 7, 1997
               --------------                            -------------------
           Common Stock, $.01 par value                      13,170,356

                         PERITUS SOFTWARE SERVICES INC.

                                    FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                TABLE OF CONTENTS

Part I   Financial Information                                                          Page
                                                                                        ----
         Item 1. Financial Statements

         Consolidated Balance Sheet
         as of September 30, 1997 and December 31, 1996                                   3

         Consolidated Statement of Operations
         for the Three and Nine Months Ended September 30, 1997 and 1996                  4

         Consolidated Statement of Cash Flows
         for the Nine Months Ended September 30, 1997 and 1996                            5

         Notes to Unaudited Consolidated Financial Statements                             6

         Item 2. Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                    8

Part II  Other Information

         Item 2. Changes in Securities and Use of Proceeds                               16

         Item 6. Exhibits and Reports on Form 8-K                                        17

         Signatures                                                                      18

                          PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                         PERITUS SOFTWARE SERVICES, INC.
                           CONSOLIDATED BALANCE SHEET
             (In thousands, except share and per share-related data)
                                   (Unaudited)

                                                                                    September       December
                                                                                        30,            31,
                                                                                       1997           1996
                                                                                    ---------      ----------
Asset
Current assets:
  Cash and cash equivalents.......................................................    $  46,292    $   7,388
  Accounts receivable, net of allowance for doubtful accounts of $45 and $30, respectively, and including amounts receivable from related parties of $114
    and $260, respectively........................................................        7,169        4,163
  Costs and estimated earnings in excess of billings on uncompleted contracts, including amounts on uncompleted contracts with related parties of $160 and
    $562, respectively............................................................        1,619        2,195
  Unbilled license revenue from related party.....................................           --        1,400
  Prepaid expenses and other current assets.......................................          570          119
                                                                                     ----------    ---------
    Total current assets..........................................................       55,650       15,265
Property and equipment, net.......................................................        2,486        1,970
Other assets......................................................................          670          490
                                                                                     ----------    ---------
                                                                                      $  58,806    $  17,725
                                                                                     ==========    =========
Liabilities, Redeemable Stock and Stockholders' Equity
Current liabilities:
  Current portion of capital lease obligations....................................    $      53    $      74
  Current portion of long-term debt...............................................          225          225
  Accounts payable................................................................          912          497
  Billings in excess of costs and estimated earnings on uncompleted contracts.....          726          902
  Deferred revenue................................................................        1,382        3,262
  Other accrued expenses and current liabilities..................................        2,604        2,087
                                                                                     ----------    ---------
    Total current liabilities.....................................................        5,902        7,047
Capital lease obligations.........................................................          157          201
Long-term debt....................................................................          425        1,337
                                                                                     ----------    ---------
    Total liabilities.............................................................        6,484        8,585
                                                                                     ----------    ---------
Minority interest in consolidated subsidiary......................................          169          155
                                                                                     ----------    ---------
Redeemable convertible preferred stock, no par value:
  Series A--1,903,525 shares authorized, issued and outstanding at issuance
    Cost plus accretion and accrued dividends (liquidation preference $7,281,000).          --         5,912
  Series B--1,818,182 shares authorized, issued and outstanding at issuance
    Cost plus accretion and accrued dividends (liquidation preference $6,000,000).          --         6,107
Redeemable common stock right.....................................................          --           268
                                                                                     ----------    ---------
                                                                                            --        12,287
                                                                                     ----------    ---------
Stockholders' equity:
  Common stock, $.01 par value; 50,000,000 and 0 shares authorized, respectively;
    13,162,236 and 0 shares issued and outstanding, respectively                            132          --
  Class A common stock, no par value; 0 and 13,295,000 shares authorized,
    respectively; 0 and 6,033,614 shares issued and outstanding, respectively.....          --         2,207
  Class B non-voting common stock, no par value; 0 and 275,000 shares authorized, respectively; 0 and 101,196 shares issued and
    outstanding, respectively.....................................................          --           164
  Additional paid-in capital......................................................       56,461          --
  Accumulated deficit.............................................................       (4,315)      (5,593)
  Note receivable from stockholder................................................          (58)         (58)
  Cumulative translation adjustment...............................................          (67)         (22)
                                                                                     ----------    ---------
    Total stockholders' equity (deficit)..........................................       52,153       (3,302)
                                                                                     ----------    ---------
                                                                                      $  58,806    $  17,725
                                                                                     ==========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                         PERITUS SOFTWARE SERVICES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  (In thousands, except per share-related data)
                                   (Unaudited)

                                                                   Three Months          Nine Months
                                                                      Ended                 Ended
                                                                  September 30,            September 30,
                                                               -------------------     -------------------
                                                                  1997     1996           1997     1996
                                                               --------- ---------     --------- ---------
Revenue:
  Outsourcing services, including $959, $1,325, $2,912
     and $3,770 from related parties, respectively...........  $ 2,979    $ 2,611     $  8,542   $ 7,369
  License....................................................    5,157      2,424       13,944     2,469
  Other services.............................................    1,716        610        4,207     1,715
                                                               -------    -------     --------   -------
    Total revenue............................................  $ 9,852    $ 5,645     $ 26,693   $11,553
                                                               -------    -------     --------   -------
Cost of revenue:
  Cost of outsourcing services including $615, $517, $1,580
    and $1,510 from related parties, respectively............  $ 2,444    $ 1,977     $  6,847   $ 6,410
  License....................................................      155         40          430        40
  Cost of other services.....................................    1,280        816        3,606     1,994
                                                               -------    -------     --------   -------
    Total cost of revenue....................................    3,879      2,833       10,883     8,444
                                                               -------    -------     --------   -------
Gross profit.................................................    5,973      2,812       15,810     3,109
                                                               -------    -------     --------   -------
Operating expenses:
  Sales and marketing........................................    2,197        668        5,615     2,051
  Research and development...................................    1,975      1,506        5,578     4,267
  General and administrative.................................    1,053        763        2,853     2,218
                                                               -------    -------     --------   -------
    Total operating expenses.................................    5,225      2,937       14,046     8,536
                                                               -------    -------     --------   -------
    Income (loss) from operations............................      748       (125)       1,764    (5,427)
Interest (expense) income, net...............................      462        (77)         482      (176)
                                                               -------    -------     --------   -------
  Income (loss) before estimated income taxes and
    Minority interest........................................    1,210       (202)       2,246    (5,603)
Provision for (benefit from) estimated income taxes..........       50         (1)         222      (205)
Minority interest in consolidated subsidiary.................        6         (5)         (14)       15
                                                               -------    -------     --------   -------
    Net income (loss)........................................  $ 1,166    $  (206)    $  2,010   $(5,383)
                                                               =======    =======     ========   =======
Pro forma net income (loss) per share assuming conversion of
convertible preferred stock..................................  $  0.07    $ (0.02)    $   0.14   $ (0.51)
                                                               =======    =======     ========   =======
Shares used in computing pro forma net income
    (loss) per share.........................................   16,228     11,083       13,910    10,539
                                                               =======    =======     ========   =======

The accompanying notes are an integral part of these consolidated financial statements.

                         PERITUS SOFTWARE SERVICES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                         Nine Months Ended
                                                                                            September 30,
                                                                                       ----------------------
                                                                                         1997          1996
                                                                                       -------        -------
Cash flows from operating activities:
     Net income (loss)                                                                 $ 2,010        $(5,383)
     Adjustments to reconcile net income (loss) to net cash provided by (used in)
        operating activities:
          Depreciation and amortization...........................................         797            613
          Minority interest in consolidated subsidiary............................          14             19
          Non-cash employee compensation..........................................         --             118
          Changes in assets and liabilities, net of effects from acquisition:
               Accounts receivable................................................      (3,006)            43
               Costs and estimated earnings in excess of
                  billings on uncompleted contracts...............................         235            680
               Unbilled license revenue from related parties......................       1,741          (1,400)
               Prepaid expenses and other current assets..........................        (451)           175
               Other assets.......................................................          37             27
               Accounts payable...................................................         415           (136)
               Billings in excess of costs and earnings on uncompleted contracts..        (176)           226
               Deferred revenue...................................................      (1,880)           238
               Other accrued expenses and current liabilities.....................         523            691
               Deferred income taxes..............................................         --            (186)
                                                                                       -------        -------
                    Net cash provided by (used in) operating activities...........         259         (4,275)
                                                                                       -------        -------

Cash flows from investing activities:
     Cash of business acquired for common stock, net of costs paid in cash........         --             174
     Investment in subsidiary.....................................................        (272)           --
     Purchases of property and equipment..........................................      (1,262)          (926)
                                                                                       -------        -------
                    Net cash used in investing activities.........................      (1,534)          (752)
                                                                                       -------        -------

Cash flows from financing activities:
     Proceeds from short-term borrowings, net of repayments.......................         --             536
     Proceeds from long-term debt.................................................         200            450
     Principal payments on long-term debt.........................................      (1,112)          (211)
     Principal payments on capital lease obligations..............................         (65)           (73)
     Proceeds from exercise of stock options......................................          37              6
     Proceeds from issuance of common stock, net of issuance costs................      40,664            --

     Proceeds from sale of redeemable convertible preferred
        stock and redeemable common stock, net of issuance costs..................         --           5,408
     Proceeds from exercise of common stock warrants..............................         500            --
     Treasury stock acquired......................................................         --            (531)
                                                                                       -------        -------
                    Net cash provided by financing activities.....................      40,224          5,585
                                                                                       -------        -------
Effects of exchange rates on cash and cash equivalents............................         (45)           (21)
                                                                                       -------        -------
Net increase in cash and cash equivalents.........................................      38,904            537
Cash and cash equivalents, beginning of period....................................       7,388            264
                                                                                       -------        -------
Cash and cash equivalents, end of period..........................................  $   46,292        $   801
                                                                                       =======        =======
Supplemental disclosures of cash flows:
     Cash paid for income taxes...................................................     $    60        $   --
     Cash paid for interest.......................................................         142            213

The accompanying notes are an integral part of these consolidated financial statements.

                         PERITUS SOFTWARE SERVICES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

    The accompanying consolidated financial statements include the accounts of Peritus Software Services, Inc. and its subsidiaries (the "Company") and have been prepared by the Company without audit in accordance with the Company's accounting policies, as described in the Registration Statement on Form S-1, Registration No. 333-27087. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Registration Statement on Form S-1, Registration No. 333-27087. The operating results for the three and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year ending December 31, 1997.

2.    Unaudited Pro Forma Net Income (Loss) Per Share

     Unaudited pro forma net income (loss) per share is determined by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock and common stock equivalents outstanding during the period, assuming the conversion of all convertible preferred stock and the redeemable common stock right as of the beginning of each period or date of issuance, if later. Conversion of all convertible preferred stock and the redeemable common stock right occurred upon the closing of the Company's initial public offering of its common stock (see Note 3).

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

3.    Capital Stock

      On July 8, 1997, the Company closed its initial public offering of 4,025,000 shares of common stock, 2,800,000 of which were sold by the Company and the balance by selling stockholders, at a public offering price of $16 per share. The proceeds to the Company from the offering, net of offering expenses, were approximately $40,664,000. The Company used a portion of the net proceeds to repay a secured subordinated note payable. The Company plans to use the remaining proceeds for the acquisition of Millennium Dynamics, Inc. (see Note 5) and for research and development, working capital and general corporate purposes. In connection with closing the initial public offering, all outstanding shares of Series A and B preferred stock and Class B common stock automatically converted into 3,822,903 shares of common stock, and the redeemable common stock right automatically terminated.

4.    Recently Issued Accounting Standards

      In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share", which will require adoption during the year ending December 31, 1997. This statement specifies the computation, presentation and disclosure requirements of earnings per share. The new standard replaces the presentation of primary earnings per share prescribed by Accounting Principles Board Opinion ("APB") No. 15, "Earnings per Share" with a presentation of basic earnings per share and also requires dual presentation of basic and diluted earnings per share on the face of the statement of operations for all entities with complex capital structures. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to APB No. 15. The Company will be required to implement SFAS No. 128 in the fourth quarter ending December 31, 1997 and to restate all prior periods. If the Company had been required to implement the guidance in SFAS No. 128 during the three and nine month periods ended September 30, 1997, the following unaudited pro forma earnings per share amounts would have been reported.


                                                             Three Months Ended      Nine Months Ended
                                                             September 30, 1997      September 30, 1997
                                                             ------------------      ------------------
Unaudited pro forma net income per common share:
         Basic                                                   $    0.09                $   0.22
                                                                      ====                    ====

         Diluted                                                 $    0.07                $   0.14
                                                                      ====                    ====

Weighted average number of common shares                            12,432                   9,207
                                                                    ======                   =====

Weighted average number of common and potential dilutive            16,228                  13,913
     common shares                                                  ======                  ======

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

      In October 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position
(SOP) 97-2, "Software Revenue Recognition." SOP 97-2 provides guidance on the timing and amount of revenue recognition when licensing, selling, leasing or otherwise marketing computer software. SOP 97-2 supersedes SOP 91-1 (also entitled "Software Revenue Recognition") and is effective for transactions entered into during fiscal years beginning after December 15, 1997. The Company will be required to adopt SOP 97-2 for its fiscal year ending December 31, 1998. The Company has determined that SOP 97-2 will not affect the Company's financial position or results of operations.

5.    Subsequent Event

      On October 22, 1997, the Company entered into a purchase and sale agreement to acquire substantially all of the assets and certain liabilities of Millennium Dynamics, Inc. ("MDI"), a wholly-owned subsidiary of American Premier Underwriters, Inc. ("APU"). MDI provides software tools for a broad range of mainframe and midrange platforms and languages and consultation services that enable organizations to address their "year 2000 problem". Upon completion of the acquisition, the Company will pay $30 million in cash and issue 2,175,000 unregistered shares of its common stock to APU, and MDI's assets and certain of its liabilities will be transferred to the Company. The Company will account for the acquisition as a purchase under APB No. 16, with all assets acquired and liabilities assumed being recorded at their fair values at the date of closing. The acquisition is subject to certain regulatory approvals and is expected to close during the fourth quarter of 1997.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Overview

     Peritus Software Services, Inc. ("Peritus" or the "Company") was founded in 1991 to address the growing market for managing and maintaining the installed base of software in organizations. The Company focused its efforts on the delivery of software maintenance outsourcing services until 1995, when it began to devote significant resources to the development of software tools addressing the problems associated with mass changes to application systems and their associated databases, particularly the year 2000 problem. In 1996, the Company began licensing its AutoEnhancer/2000 software, which was designed to address the year 2000 problem, to value added integrators and directly to end users. In 1996, the Company expanded its research and development efforts through the acquisition of Vista Technologies Incorporated, a developer of computer-aided engineering software ("Vista"). During the quarter ended September 30, 1997, the Company expanded its product offering by releasing an enhanced version of the AutoEnhancer/2000 software which enables a client to perform logic correction only changes with regard to year 2000 renovations.

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

      On July 8, 1997, the Company closed its initial public offering of 4,025,000 shares of common stock, 2,800,000 of which were sold by the Company and the balance by selling stockholders, at a price of $16 per share. The proceeds to the Company from the offering, net of offering expenses, were approximately $40,664,000. The Company used $500,000 of the net proceeds to repay a secured subordinated note payable. The Company plans to use the remaining proceeds for the acquisition of Millennium Dynamics, Inc. ("MDI"), research and development, and working capital and general corporate purposes. In connection with closing the initial public offering, all outstanding shares of Series A and B preferred stock and Class B common stock automatically converted into 3,822,903 shares of common stock, and the redeemable common stock right automatically terminated.

      On October 22, 1997, the Company and its wholly-owned subsidiary, Twoquay, Inc., entered into a purchase and sale agreement to acquire substantially all of the assets and certain liabilities of MDI, a wholly owned subsidiary of American Premier Underwriters, Inc. ("APU"). MDI provides software tools for a broad range of mainframe and midrange platforms and languages and consultation services that enable organizations to address their "year 2000 problem". Upon completion of the acquisition, the Company will pay $30 million in cash and issue 2,175,000 unregistered shares of its common stock to APU, and MDI's assets and certain of its liabilities will be transferred to Twoquay, Inc. The Company will account for the acquisition as a purchase under APB No. 16, with all assets acquired and liabilities assumed being recorded at their fair values at the date of closing. The acquisition is subject to certain regulatory approvals and is expected to close during the fourth quarter of 1997.


Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

   Revenue

     Total revenue increased 74.5% to $9,852,000 in the three months ended September 30, 1997 from $5,645,000 in the three months ended September 30, 1996. This increase was primarily due to the licensing of the Company's AutoEnhancer/2000 software, as well as from increases in other services revenue and, to a lesser extent, outsourcing services revenue. International revenue increased 21.5% to $801,000 in the three months ended September 30, 1997 from $659,000 in the three months ended September 30, 1996. A majority of all of the Company's international revenue for the three months ended September 30, 1997 and 1996 was attributable to revenue generated by Persist, S.A. ("Persist"), the Company's majority-owned Spanish subsidiary.

     Outsourcing Services. Outsourcing services revenue increased 14.1% to $2,979,000 in the three months ended September 30, 1997 from $2,611,000 in the three months ended September 30, 1996. As a percentage of total revenue, outsourcing services revenue decreased to 30.2% in the three months ended September 30, 1997 from 46.3% in the three months ended September 30, 1996. The increase in outsourcing services revenue in absolute dollars was primarily attributable to the addition of two new outsourcing contracts in late 1996 and one in 1997 and was partially offset by the recognition of lesser amounts of revenue under the percentage-of-completion method on existing outsourcing contracts that were in their later phases. The decrease in outsourcing services revenue as a percentage of total revenue reflects the greater contribution of license revenue to total revenue during the three months ended September 30, 1997 when compared to the same three months in the prior year. Outsourcing services remain a major component of the solutions offered by the Company, and the Company anticipates that such services will continue to account for a significant portion of total revenue for the foreseeable future.

     License. License revenue was $5,157,000 in the three months ended September 30, 1997 or 52.3% of total revenue. The Company recognized $2,424,000 in license revenue in the three months ended September 30, 1996 or 42.9% of total revenue. The increase in license revenue for the three months ended September 30, 1997 was primarily attributable to the delivery of licensed software to additional end users and to increased license fees from value added integrators.

     Other Services. Other services revenue increased 181.3% to $1,716,000 in the three months ended September 30, 1997 from $610,000 in the three months ended September 30, 1996. As a percentage of total revenue, other services revenue was 17.4% in the three months ended September 30, 1997 compared to 10.8% in the three months ended September 30, 1996. The increase in other services revenue in absolute dollars was primarily attributable to an increase in consulting, training and client support services relating to the Company's year 2000 products and services.

   Cost of Revenue

     Cost of Outsourcing Services Revenue. Cost of outsourcing services revenue consists primarily of salaries, benefits and overhead costs associated with delivering outsourcing services to clients. The cost of outsourcing services revenue increased 23.6% to $2,444,000 in the three months ended September 30, 1997 from $1,977,000 for the three months ended September 30, 1996. Cost of outsourcing services revenue increased as a percentage of outsourcing services revenue to 82.0% in the three months ended September 30, 1997 from 75.7% in the three months ended September 30, 1996. The increase in the cost of outsourcing services revenue as a percentage of outsourcing services revenue was due primarily to the addition of resources necessary to provide services under new outsourcing contracts.

     Cost of License Revenue. Cost of license revenue consists primarily of salaries, benefits and related overhead costs associated with license-related materials packaging and freight. Cost of license revenue was $155,000 in the three months ended September 30, 1997, or 1.6% of license revenue. Cost of license revenue was $40,000 in the three months ended September 30, 1996. The increase in cost of license revenue in absolute dollars was primarily attributable to the addition of employees and related resources to support additional end users and value added integrators.

     Cost of Other Services Revenue. Cost of other services revenue consists primarily of salaries, benefits and related overhead costs associated with delivering other services to clients. Cost of other services revenue increased 56.9% to $1,280,000 in the three months ended September 30, 1997 from $816,000 in the three months ended September 30, 1996. Cost of other services revenue as a percentage of other services revenue decreased to 74.6% in the three months ended September 30, 1997 from 133.7% in the three months ended September 30, 1996. Costs exceeded revenues in the three months ended September 30, 1996 primarily as a result of expected overruns on one significant pilot engagement, which subsequently became a significant product license. Costs increased in absolute dollars in the three months ended September 30, 1997 due to additional staffing in the Company's client support, training and consulting organizations related to additional customers for the Company's year 2000 products and services.

   Operating Expenses

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and related overhead costs for Company personnel; sales referral fees to third parties; advertising programs; and other promotional activities. Sales and marketing expenses increased 228.9% to $2,197,000 in the three months ended September 30, 1997 from $668,000 in the three months ended September 30, 1996. As a percentage of total revenue, sales and marketing expenses increased to 22.3% in the three months ended September 30, 1997 from 11.8% in the three months ended September 30, 1996. The increase in expenses in absolute dollars and as a percentage of revenue was primarily attributable to increased staffing, commissions, including an increase in sales referral fees to third parties, and promotional activities in conjunction with the launch of the Company's AutoEnhancer/2000 software in late 1996. The Company intends to increase the amount of expenditures for sales and marketing in 1997, both domestically and internationally.

     Research and Development. Research and development expenses consist primarily of salaries, benefits and related overhead costs for engineering and technical personnel and outside engineering consulting services associated with developing new products and enhancing existing products. Research and development expenses increased 31.1% to $1,975,000 in the three months ended September 30, 1997 from $1,506,000 in the three months ended September 30, 1996. As a percentage of total revenue, research and development expenses decreased to 20.0% in the three months ended September 30, 1997 from 26.7% in the three months ended September 30, 1996. The increase in research and development expenses in absolute dollars was primarily attributable to increased staffing for the product development efforts for the Company's year 2000 products and services and mass change technologies, including an increase in staffing effected through new hires and internal transfers. The Company intends to employ additional research and development staff and therefore anticipates that research and development expenses will continue to increase in absolute dollars in 1997.

     General and Administrative. General and administrative expenses consist primarily of salaries and related costs for the finance and accounting, human resources, legal services, information systems and other administrative departments of the Company, as well as legal and accounting expenses and the amortization of goodwill associated with the Vista acquisition. General and administrative expenses increased 38.0% to $1,053,000 in the three months ended September 30, 1997 from $763,000 in the three months ended September 30, 1996. As a percentage of total revenue, general and administrative expenses decreased to 10.7% in the three months ended September 30, 1997 from 13.5% in the three months ended September 30, 1996. The increase in general and administrative expenses in absolute dollars was primarily due to additions to the Company's administrative staff to support growth, higher professional fees and increases in other general corporate expenses. The Company anticipates that general and administrative expenses will increase in absolute dollars in 1997 in part due to increased costs associated with being a publicly held company.

     Interest Income (Expense), Net. Interest income (expense), net is primarily composed of interest income from cash balances and interest expense on debt. The Company had interest income, net of $462,000 in the three months ended September 30, 1997 compared to interest expense, net of $77,000 in the three months ended September 30, 1996. This change in interest income (expense), net was primarily attributable to increased interest income from increased cash balances resulting from the Company's initial public offering.

     Provision For (Benefit From) Income Taxes. The Company recorded an income tax provision of $50,000 in the three months ended September 30, 1997 versus a benefit of $1,000 in the three months ended September 30, 1996. The provision was the result of an increase in taxable income and international taxes, which was substantially offset by the Company's expected utilization in 1997 of previously generated net operating loss carryforwards.

     Minority Interest in Consolidated Subsidiary. The minority interest in consolidated subsidiary represents the equity interest in the operating results of Persist, the Company's majority-owned Spanish subsidiary, held by stockholders of Persist other than the Company. The minority interest in consolidated subsidiary decreased to a loss of $6,000 in the three months ended September 30, 1997 from income of $5,000 in the three months ended September 30, 1996. This change was the result of the decreased profitability of Persist. At September 30, 1997 and 1996, the Company held a 63.7% equity interest in Persist.


Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

   Revenue

     Total revenue increased 131.0% to $26,693,000 in the nine months ended September 30, 1997 from 11,553,000 in the nine months ended September 30, 1996. This increase was primarily due to an increase in the licensing of the Company's AutoEnhancer/2000 software, as well as from increases in other services revenue and, to a lesser extent, outsourcing services revenue. International revenue increased 62.7% to $2,101,000 in the nine months ended September 30, 1997 from $1,291,000 in the nine months ended September 30, 1996. Substantially all of the Company's international revenue for the nine months ended September 30, 1997 and 1996 was attributable to revenue generated by Persist.

     Outsourcing Services. Outsourcing services revenue increased 15.9% to $8,542,000 in the nine months ended September 30, 1997 from $7,369,000 in the nine months ended September 30, 1996. As a percentage of total revenue, outsourcing services revenue decreased to 32.0% in the nine months ended September 30, 1997 from 63.8% in the nine months ended September 30, 1996. The increase in outsourcing services revenue in absolute dollars was primarily attributable to the addition of two new outsourcing contracts in late 1996 and one in 1997 and was partially offset by the recognition of lesser amounts of revenue under the percentage-of-completion method on existing outsourcing contracts that were in their later phases. The decrease in outsourcing services revenue as a percentage of total revenue reflects the increased contribution of license revenue to total revenue during the nine months ended September 30, 1997 when compared to the same period in the prior year.

     License. License revenue was $13,944,000 in the nine months ended September 30, 1997 or 52.2% of total revenue, compared to $2,469,000 or 21.4% of total revenue in the nine months ended September 30, 1996. The Company's license revenue in the nine months ended September 30, 1997 was primarily attributable to the delivery of licensed software to additional end users and to increased license fees from value added integrators.

     Other Services. Other services revenue increased 145.3% to $4,207,000 in the nine months ended September 30, 1997 from $1,715,000 in the nine months ended September 30, 1996. As a percentage of total revenue, other services revenue was 15.8% in the nine months ended September 30, 1997 compared to 14.8% in the nine months ended September 30, 1996. The increase in other services revenue in absolute dollars was primarily attributable to an increase in consulting, training and client support services relating to the Company's year 2000 products and services.


   Cost of Revenue

     Cost of Outsourcing Services Revenue. The cost of outsourcing services revenue increased 6.8% to $6,847,000 in the nine months ended September 30, 1997 from $6,410,000 in the nine months ended September 30, 1996. Cost of outsourcing services revenue decreased as a percentage of outsourcing services revenue to 80.2% in the nine months ended September 30, 1997 from 87.0% in the nine months ended September 30, 1996. The decrease in the cost of outsourcing services revenue as a percentage of outsourcing services revenue was due primarily to the re-deployment in late 1996 of underutilized resources to research and development and support activities, partially offset by the addition of resources necessary to provide services under the new outsourcing contracts.

     Cost of License Revenue. Cost of license revenue was $430,000 in the nine months ended September 30, 1997, or 1.6% of license revenue. Cost of license revenue was $40,000 in the nine months ended September 30, 1996, or 1.6% of license revenue.

The increase in cost of revenue in absolute dollars was primarily attributable to the addition of employees and related resources to support additional end users and value added integrators.

     Cost of Other Services Revenue. Cost of other services revenue increased 80.8% to $3,606,000 in the nine months ended September 30, 1997 from $1,994,000 in the nine months ended September 30, 1996. Cost of other services revenue as a percentage of other services revenue decreased to 85.7% in the nine months ended September 30, 1997 from 116.3% in the nine months ended September 30, 1996. Cost of other services revenue increased in absolute dollars due to additional staffing in the Company's client support training and consulting organization related to increased customers of the Company's year 2000 products and services. Costs exceeded revenue in the nine months ended September 30, 1996 primarily as a result of expected cost overruns on one significant pilot engagement, which subsequently became a significant product license.

   Operating Expenses

     Sales and Marketing. Sales and marketing expenses increased 173.8% to $5,615,000 in the nine months ended September 30, 1997 from $2,051,000 in the nine months ended September 30, 1996. As a percentage of total revenue, sales and marketing expenses increased to 21.0% in the nine months ended September 30, 1997 from 17.8% in the nine months ended September 30, 1996. The increase in expenses in absolute dollars was primarily attributable to increased staffing, commissions, including an increase in sales referral fees to third parties, and promotional activities in conjunction with the launch of the Company's AutoEnhancer/2000 software in late 1996.

     Research and Development. Research and development expenses increased 30.7% to $5,578,000 in the nine months ended September 30, 1997 from $4,267,000 in the nine months ended September 30, 1996. As a percentage of total revenue, research and development expenses decreased to 20.9% in the nine months ended September 30, 1997 from 36.9% in the nine months ended September 30, 1996. The increase in research and development expenses in absolute dollars was primarily attributable to increased staffing for the product development efforts for the Company's year 2000 products and services and mass change technologies, including an increase in staffing effected through new hires and internal transfers.

     General and Administrative. General and administrative expenses increased 28.6% to $2,853,000 in the nine months ended September 30, 1997 from $2,218,000 in the nine months ended September 30, 1996. As a percentage of total revenue, general and administrative expenses decreased to 10.7% in the nine months ended September 30, 1997 from 19.2% in the nine months ended September 30, 1996. The increase in general and administrative expenses in absolute dollars was primarily due to additions to the Company's administrative staff, higher professional fees and increases in other general corporate expenses related to being a publicly held company.

     Interest Income (Expense), Net. Interest income, net of $482,000 in the nine months ended September 30, 1997 compares to interest expense, net of $176,000 in the nine months ended September 30, 1996. This change was primarily attributable to increased interest income from increased cash balances relating to the Company's initial public offering, as well as to decreased interest expense on lesser borrowings by the Company.

     Provision For (Benefit From) Income Taxes. The Company recorded an income tax provision of $222,000 in the nine months ended September 30, 1997 versus a benefit of $205,000 in the nine months ended September 30, 1996. The provision was the result of an increase in taxable income and international taxes, which was substantially offset by the Company's expected utilization in 1997 of previously generated net operating loss carryforwards.

     Minority Interest in Consolidated Subsidiary. The minority interest in consolidated subsidiary increased to income of $14,000 in the nine months ended September 30, 1997 from a loss of $15,000 in the nine months ended September 30, 1996. This change was the result of the increased profitability of Persist.
At September 30, 1997 and 1996, the Company held a 63.7% equity interest in Persist.

Liquidity and Capital Resources

     The Company has financed its operations and capital expenditures primarily with the proceeds from sales of the Company's Convertible Preferred Stock and Common Stock, borrowings, advance payments for services from clients and internally generated cash flows. The Company's cash balances were $46,292,000 and $7,388,000 at September 30, 1997 and December 31, 1996, respectively. The Company's working capital was $49,748,000 and $8,218,000, at September 30, 1997 and December 31, 1996, respectively. On July 8, 1997, the Company closed an initial public offering of 4,025,000 shares (2,800,000 of which were offered by the Company and the balance by selling stockholders) of common stock at a price of $16.00 per share. The net proceeds to the Company from the offering after deducting offering expenses were approximately $40,664,000. The Company plans to use such proceeds for repayment of certain existing indebtedness, research and development, working capital and general corporate purposes and possible acquisitions, including the acquisition of MDI.

     The Company's operating activities provided cash of $259,000 and used cash of $4,275,000 during the nine months ended September 30, 1997 and September 30, 1996, respectively. The Company's generation of cash during the nine months ended September 30, 1997 was primarily caused by net income of $2,010,000 plus non-cash depreciation and amortization expense of $797,000 and a decrease in unbilled license revenue from related parties of $1,741,000. These increases were partially offset by an increase in accounts receivable of $3,006,000 and a decrease in deferred revenue of $1,880,000.

     The Company used cash of $1,534,000 and $752,000 for investing activities during the nine months ended September 30, 1997 and September 30, 1996, respectively. Investing activities have consisted principally of the acquisition of property and equipment, most notably computer equipment and software to support the growing employee base and corporate infrastructure. Although the Company has no significant commitments for capital expenditures in 1997, the Company expects to continue to purchase property and equipment to further develop its infrastructure.

     The Company's financing activities provided cash of $40,224,000 and $5,585,000 during the nine months ended September 30, 1997 and 1996, respectively. The 1997 period includes the net proceeds of the Company's July 8, 1997 initial public offering. In March 1996, the Company raised aggregate net proceeds of $5,408,000 in private placements of the Company's convertible preferred stock and common stock. Net proceeds from the sales of such shares were used for the Company's general working capital needs, to make scheduled debt payments and for treasury stock acquisitions. The Company believes that the net proceeds from the sale of common stock in its initial public offering, together with cash generated from operations and existing cash balances and advances available under its revolving credit line agreement will be adequate to finance its capital requirements for at least the next twelve months, including the cash portion of the MDI acquisition. To the extent that such amounts are insufficient to finance the Company's capital requirements, the Company will be required to raise additional funds through equity or debt financing. No assurance can be given that such financing will be available on terms acceptable to the Company and, if available, such financing may result in further dilution to the Company's stockholders and higher interest expense.

     In May 1995, the Company issued a secured subordinated note payable for approximately $924,000 with a face value of $1,000,000 and interest payable at 10% per annum. The note is subordinate to any bank debt and is collateralized by a second security interest in all of the assets of the Company. In addition, the note carries a prepayment premium and contains various restrictive covenants including, but not limited to, minimum earnings and limitations on certain interest coverage, debt and equity ratios. The note also included warrants with an ascribed value of approximately $76,000 for the purchase of up to 312,500 shares of Common Stock for $1.60 per share. These warrants were exercised in July 1997. In July 1997, the Company used $500,000 of the net proceeds of the initial public offering to repay the note in full.

     In September 1996, the Company obtained a revolving line of credit facility from a bank which bears interest at the bank's prime rate plus 0.5% (9.0% at September 30, 1997). The maximum borrowing under this line of credit is $3,500,000 and is limited to 75% of certain receivables plus 50% of costs and estimated earnings in excess of billings on uncompleted contracts, as defined by the line of credit agreement. The line of credit, which was extended on June 20, 1997, expires and all borrowings are payable in full on June 30, 1998. In addition to this line of credit, the Company also entered into an equipment financing agreement in September 1996. Under this agreement, the bank agreed to provide up to $1,500,000 for the purchase of certain equipment (as defined by the agreement) through June 30, 1997. Ratable principal and interest payments are payable during the period July 1, 1997 through June 1, 2000, and bear interest at the bank's prime rate plus 1% (9.5% at September 30, 1997). Both of these agreements require the Company to comply with certain financial covenants and are secured by all of the assets of the Company. As of September 30, 1997, there were no borrowings outstanding, and $3,500,000 remained available, under the revolving credit facility and $650,000 was outstanding under the equipment financing agreement.

     On October 22, 1997, the Company entered into a purchase and sale agreement to acquire through its wholly-owned subsidiary, Twoquay, Inc., substantially all of the assets and certain liabilities of MDI, a wholly-owned subsidiary of APU. MDI provides software tools for a broad range of mainframe and midrange platforms and languages and consultation services that enable organizations to address their "year 2000 problem". Upon completion of the acquisition, the Company will pay $30 million in cash and issue 2,175,000 unregistered shares of its common stock to APU, and MDI's assets and certain of its liabilities will be transferred to Twoquay, Inc. The Company will account for the acquisition as a purchase under APB No. 16, with all assets acquired and liabilities assumed being recorded at their fair values at the date of closing. The acquisition is subject to certain regulatory approvals and is expected to close during the fourth quarter of 1997.

     To date, the Company has not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. Cash has been and the Company contemplates that it will continue to be invested in interest-bearing, investment grade securities.


Accounting Pronouncements

     In February 1997, the FASB issued SFAS No. 128, Earnings per Share. SFAS No. 128 specifies modifications to the calculation of earnings per share from those currently utilized by the Company. Under SFAS No. 128, "basic" earnings per share will be calculated based upon the weighted average number of common shares actually outstanding, and "diluted" earnings per share will be calculated based upon the weighted average number of common shares and dilutive potential common shares. SFAS No. 128 is effective in the Company's fourth quarter of 1997 and will be adopted at that time. Management believes that the adoption of SFAS No. 128 will have no significant effect on the reporting of the Company's results of operations, as the Company has not been required to report historical earnings per share. In addition, management believes that the adoption of SFAS No. 128 will have no effect on the Company's financial position or cash flows.

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

      In October 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position
(SOP) 97-2, "Software Revenue Recognition." SOP 97-2 provides guidance on the timing and amount of revenue recognition when licensing, selling, leasing or otherwise marketing computer software. SOP 97-2 supersedes SOP 91-1 (also entitled "Software Revenue Recognition") and is effective for transactions entered into during fiscal years beginning after December 15, 1997. The Company will be required to adopt SOP 97-2 for its fiscal year ending December 31, 1998. The Company has determined that SOP 97-2 will not affect the Company's financial position or results of operations.

Factors That May Affect Future Results

    From time to time, information provided by the Company or statements made by its employees may contain "forward-looking" statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements.

    This Form 10-Q may contain forward looking statements which involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in such statements. Certain factors that could cause such a difference include, without limitation, the risks specifically described in the Company's Registration Statement on Form S-1, Registration No. 333-27087, filed with the Securities and Exchange Commission in connection with its recent initial public offering, which factors are incorporated herein by reference, and other factors such as the Company's limited operating history, the dependence on the year 2000 market, the need to develop additional products and services, the concentration of clients and credit risk, the management of growth and increases in expenditures in sales and marketing, research and development and finance and administration, the dependence upon third-party channels and potential for channel conflict, the impact of competitive products and services and pricing, competition for qualified technical personnel, the offering of fixed-price, fixed time-frame contracts rather than contracts on a time and materials basis, the potential for contract liability related to the provision of year 2000 and other products and services, limited protection of proprietary rights, rapid technological change, dependence on key personnel, risks associated with international operations and offshore development centers, the impact of the government regulation of immigration, dependence on government contracts, product or services demand and market acceptance risks, product development and services capacity, commercialization and technological difficulties, capacity and supply constraints or difficulties and the effect of general business or economic conditions, and the operating difficulties and expenditures associated with acquisitions including the Company's acquisition of MDI.

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

                          PART II. OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         The Company is furnishing the following information with respect to the use of proceeds from its initial public offering of common stock, $.01 par value per share which closed on July 8, 1997:

         (1) The effective date of the Registration Statement on Form S-1 for the offering and the commission file number were July 1, 1997 and 333-27087, respectively.

         (2)      The offering commenced on July 2, 1997.

         (3)      Not applicable.

         (4)(i) The offering terminated on July 2, 1997 after all the shares were sold.

            (ii) The managing underwriters for the offering were Montgomery Securities, Wessels, Arnold & Henderson, L.L.C. and H.C. Wainwright & Co., Inc.

            (iii) The Company registered shares of the Company's common stock,
                  $.01 par value per share, in the offering.

            (iv) All of the 2,800,000 and 1,225,000 shares of common stock registered for the accounts of the Company, and the selling shareholders, respectively, were sold in the offering. The aggregate offering price of the shares registered and sold for the accounts of the Company and the selling shareholders was $44,800,000 and $19,600,000, respectively.

            (v) From July 1, 1997 to September 30, 1997, the actual expenses incurred are as follows:

                  Underwriting discount..............................  $ 3,136,000
                  SEC registration fee...............................       15,056
                  NASD filing fee....................................        5,458
                  Nasdaq National Market listing fee.................       56,948
                  Blue Sky fees and expenses.........................       16,105
                  Transfer Agent and Registrar fees..................        5,000
                  Accounting fees and expenses.......................      281,900
                  Legal fees and expenses............................      287,091
                  Printing and mailing expenses......................      210,316
                  Miscellaneous......................................      122,126
                                                                           -------

                            Total..................................... $ 4,136,000*
                                                                         =========

                  Payment of expenses were to persons other than directors, officers, general partners of the Company or their associates, persons owning 10% or more of the equity securities of the Company or affiliates of the Company.

             * $1,000,000 of the above expenses (excluding the underwriting discount) incurred will be recorded as offering expenses netted against the proceeds.

            (vi) The net offering proceeds to the Company after expenses were approximately $40,664,000.

            (vii) From July 1, 1997 to September 30, 1997, $500,000 of the
                  offering proceeds were actually used to repay certain indebtedness under a secured subordinated note. The balance of the offering proceeds ($40,164,000) was invested in commercial paper and money market accounts.

                  Payment of the offering proceeds were to persons other than directors, officers, general partners of the Company or their associates, persons owning 10% or more of the equity securities of the Company or affiliates of the Company.

           (viii) Not applicable.

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



Dated:  November 13, 1997

                                      Peritus Software Services, Inc.

                                      By: /s/ Allen K. Deary
                                         -------------------------------------
                                      Allen K. Deary
                                      Vice President, Finance and
                                      Chief Financial Officer (Principal
                                      Financial Officer)

                        Peritus Software Services, Inc.
                                 Exhibit Index


              Exhibit No.                            Description
              -----------                            -----------
                   11             Computation of earnings per common share
                   27             Financial Data Schedule