Form 10-K
period 1997-12-31
PERITUS SOFTWARE SERVICES INC
filed 1998-03-31
CIK 1011632

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

   FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended December 31, 1997


                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from     to

                        COMMISSION FILE NUMBER 0-22647

                        PERITUS SOFTWARE SERVICES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             MASSACHUSETTS                           04-3126919
    (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

2 FEDERAL STREET, BILLERICA, MASSACHUSETTS           01821-3540
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)            (ZIP CODE)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (978) 670-0800

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

          TITLE OF EACH CLASS         NAME OF EACH EXCHANGE ON WHICH REGISTERED
          -------------------         -----------------------------------------
            NOT APPLICABLE                         NOT APPLICABLE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         COMMON STOCK, $0.01 PAR VALUE
                               (TITLE OF CLASS)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X . No    .
                                                   ---     ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of March 19, 1998, the aggregate market value of voting common stock held by non-affiliates of the registrant was approximately $162,793,651. As of that date, there were 16,085,325 shares outstanding of the registrant's common stock, $0.01 par value. The registrant has no shares of non-voting common stock authorized or outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Parts of the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held June 10, 1998, which will be filed with the Securities and Exchange commission not later than 120 days after December 31, 1997, are incorporated by reference into Part III of this Annual Report on Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         PERITUS SOFTWARE SERVICES INC.

                                   FORM 10-K

                                 ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
                                  PART I
 Item 1.  Business .....................................................     3
 Item 2.  Properties ...................................................    16
 Item 3.  Legal Proceedings ............................................    17
 Item 4.  Submission of Matters to a Vote of Security Holders ..........    17
                                 PART II
          Market for Registrant's Common Equity and Related Stockholder
 Item 5.  Matters ......................................................    17
 Item 6.  Selected Financial Data ......................................    19
          Management's Discussion and Analysis of Financial Condition
 Item 7.  and Results of Operations ....................................    20
 Item 7A. Quantitative and Qualitative Disclosures about Market Risk ...    37
 Item 8.  Financial Statements and Supplementary Data ..................    38
          Changes in and Disagreements with Accountants on Accounting
 Item 9.  and Financial Disclosure .....................................    65
                                 PART III
 Item 10. Directors and Executive Officers of the Registrant ...........    65
 Item 11. Executive Compensation .......................................    65
          Security Ownership of Certain Beneficial Owners and Management
 Item 12. ..............................................................    65
 Item 13  Certain Relationships and Related Transactions ...............    65
                                 PART IV
          Exhibits, Financial Statement Schedules and Reports on Form 8-
 Item 14. K ............................................................    66
 SIGNATURES..............................................................   69

  Peritus is a registered trademark, Automate:2000 is a registered service mark and AutoEnhancer is a trademark of Peritus Software Services, Inc. Vantage YR 2000 is a trademark of Millennium Dynamics, Inc.

ITEM 1. BUSINESS

OVERVIEW

  Peritus Software Services, Inc. (the "Company" or "Peritus") provides solutions consisting of software products and services that enable organizations to improve the productivity, quality and effectiveness of their information technology ("IT") systems maintenance or software evolution functions. The Company employs software tools, methodologies and processes, designed to automate the typically labor-intensive processes involved in conducting mass change and other software maintenance tasks. In 1996, the Company released its first commercially available product, its AutoEnhancer/2000 software, which is aimed at the industry's most pervasive mass change challenge, the year 2000 problem. The Company also provides on a fixed-fee basis software maintenance outsourcing services that employ the Company's proprietary software tools, methodologies and processes to generate productivity gains in the software evolution process.

  On December 1, 1997, Twoquay, Inc. ("Twoquay"), a wholly owned subsidiary of the Company, acquired substantially all of the assets and assumed certain liabilities of the business of Millennium Dynamics, Inc. ("MDI") from American Premier Underwriters, Inc. ("APU") in exchange for 2,175,000 shares of Registrant's common stock, $.01 par value per share, and $30 million in cash. The number of shares issued to APU was determined in accordance with the terms of the Asset Purchase Agreement by and among the Company and Twoquay and APU and MDI dated October 22, 1997 (the "Purchase Agreement") based on the Average Share Price (as defined therein) for the five trading days beginning on the second day immediately preceding the date thereof and ending on the second trading day immediately following the date thereof. Neither the Company nor Twoquay had any material relationship with either APU or MDI prior to execution of the Purchase Agreement. The cash portion of the purchase price was paid for from the proceeds of the Company's initial public offering which closed on July 8, 1997. The shares of common stock issued to APU at the closing are entitled to certain registration rights as set forth in a Registration Rights Agreement dated as of December 1, 1997 by and among Company and APU. Twoquay changed its name to MDI after the closing of the acquisition. MDI's primary product, Vantage YR2000, is a software toolset utilized for computer program analysis. The software was designed and developed to automate the year 2000 conversion process.

INDUSTRY BACKGROUND

  With the globalization of markets and increased competitive pressures to reduce operating costs, shorten time to market, improve product quality and increase customer responsiveness, large organizations throughout the world have become increasingly dependent on IT to organize and manage their businesses and serve their customers. Many of these organizations utilize large mainframe computer systems, client/server systems or a combination thereof for the information processing requirements of their enterprises. These IT systems contain the core knowledge and processes that support mission-critical operations, and maintaining the investment in these IT systems is a requirement for organizations worldwide. In some circumstances, it has formed the basis for organizations to enter into new business or develop new businesses strategies.

  A key challenge facing organizations has been to modify, update and adapt their IT systems and evolve their software to respond to a changing and more competitive business environment. This challenge has increased with the broadening complexity of IT and the continued evolution of mainframe systems, as well as the advent of distributed, client/server computing and the proliferation of third-party enterprise software applications. At the same time, the pace of change in business environments has accelerated, requiring organizations to continually evolve their IT systems and environments to adapt to changing business conditions and processes. This software evolution process is typically time-consuming, labor-intensive and expensive, and consists not only of fixing "bugs" and maintaining the current level of software performance and functionality, but also making enhancements, implementing mass changes to the code and migrating applications to new computing platforms.

  One of the most crucial software evolution challenges currently facing IT departments is the cost-effective implementation of mass change to application systems and their associated databases. A mass change software modification initiative is the process of effecting a change to the way a basic variable is interpreted and acted upon by a computer program and associated databases in which the variable may appear or be used thousands, or even millions, of times. The primary goal of a mass change initiative is to allow organizations to evolve their applications to accommodate changes in business practices or conditions by modifying frequently occurring variables without altering or impacting the underlying logic or function of the program. In large mainframe computing environments, a typical mass change initiative may involve sorting through hundreds of millions of lines of code to locate and then correct the targeted variables. Mass change problems have become more acute for businesses with the increase in the complexity and volume of computer data, and also have coupled with the use of disparate IT platforms, operating systems and languages.

  Examples of mass change problems include the year 2000 problem, which is the inability of certain computer systems to properly interpret dates for the year 2000 and beyond; the European Union's expected conversion to the euro currency; the anticipated increase in the number of digits in Japan's telephone numbers; the increase in the number of characters in Australia's medical account classification codes; and the extension of the number of digits or other characters in zip codes, product codes for manufactured goods and account numbers for service providers. Additional mass change needs are being driven by internationalization and localization requirements, weights and measures standardization, identity-code changes, mergers and acquisitions and privatization of government agencies.

  Presently, the most pervasive mass change problem is the year 2000 problem, which will affect IT systems in organizations worldwide. To make mission-critical applications "year 2000 compliant," organizations will be required to devote considerable IT resources, including investment in software tools and processes, personnel, time and other resources, to undertake large-scale mass change initiatives.

  A typical year 2000 renovation project includes: an Assessment Phase, where an enterprise performs an inventory of its code, analyzes the impact and exposure of the year 2000 problem on its business and plans the renovation of the affected code; a Correction Phase, which entails the implementation of source code renovation, including the identification of all date-sensitive variables, correction of the code, and generation of bridges and data converters so the corrected code will still function with non-compliant code, and verification of the corrected code; and a Testing Phase, which ensures the integrity of a year 2000 renovation by performing unit and systems tests prior to re-deploying the code into production. To date, most large organizations that have begun to address the year 2000 problem have focused on the initial assessment phase, and a smaller percentage have begun the more critical correction and testing phases. The Company's AutoEnhancer/2000 software focuses on the correction phase of a year 2000 renovation project with links to third-party assessment tools on the front of the process and third-party testing tools on the back.

  To respond to the foregoing challenges in software evolution, many large organizations are seeking to improve the software evolution process. With the lack of internal resources to incorporate new and developing technologies, select and train personnel and develop efficient methodologies to improve IT applications, many large organizations are seeking ways to outsource their IT requirements, particularly on a fixed-price, fixed-time frame basis in order to minimize the risks and costs associated with such large-scale technology requirements. In addition, industry analysts acknowledge that there is a growing shortage of IT professionals, which is being exacerbated by the year 2000 problem. These trends have resulted in increased demand for automated software tools that supplement traditional, mostly manual, maintenance methods that are often tedious, time-consuming and error-prone.

  Historically, software development tools have been targeted to address the front end of the software development cycle--the analysis, design and coding of an application--rather than on the maintenance or evolution of the application. Existing tools and processes to address the software evolution and mass change needs of organizations typically provide limited functionality, lack a high degree of automation and are not designed to address the full scope of the maintenance process. In addition, many existing solutions do not emphasize productivity and do not address the broad range of requirements needed to manage the software evolution process across heterogeneous computing environments.

  With software evolution becoming an increasing burden in the operation of mission-critical systems, organizations are actively seeking solutions that:
(i) provide comprehensive software evolution capabilities to accommodate continually changing business needs; (ii) automate and streamline the software evolution function; (iii) provide a comprehensive solution to mass change initiatives, including the year 2000 problem; (iv) are compatible with multiple platforms, operating systems and programming languages; and (v) provide measurable productivity gains.

PERITUS SOLUTIONS

  Peritus offers comprehensive products and services that enable organizations to improve the productivity, effectiveness and quality of the software evolution process. The Company's solutions employ a combination of tools, processes, skilled professionals and methodologies. The Company's underlying technology consists of its Peritus Intermediate Language ("PIL") and proprietary tools that can be implemented to address mass change or other software maintenance challenges.

 Mass Change Solutions

  Proven Technology for Mass Change. The Company's Mass Change Engine, which is based on PIL and other proprietary technologies, converts source code from a variety of programming languages into PIL in order to perform analysis, correction and testing on the code during mass change maintenance initiatives. The Mass Change Engine is designed to automate the labor-intensive code maintenance function, thereby increasing productivity, and can be customized to provide function-specific mass change capabilities. The Mass Change Engine operates across multiple platforms, languages and operating systems.

  Comprehensive Year 2000 Renovation Tools. The Company's year 2000 products and services provide a comprehensive renovation solution for organizations seeking to address the year 2000 problem. The Company's AutoEnhancer/2000 software, which is based on its Mass Change Engine, is also designed to provide flexibility in addressing the critical identification, correction and verification components of a year 2000 renovation. The AutoEnhancer/2000 software is designed to be interoperable with third-party assessment, extraction and testing tools. The Vantage YR2000 software toolset is designed to assist and automate the code conversion process required to make software code residing on the IBM mainframe and AS/400 platforms year 2000 compliant. The toolset employs a combination of methodologies and automated software tools that are designed to enhance the productivity of the code conversion process. The underlying technology is based on an automated parsing and conversion technology that identifies date sensitive variables and provides correction either through date expansion or logic conversion.

 Service Offering Components

  Comprehensive Software Evolution Services. The Company's service offerings are designed to address software evolution needs through tools and processes that provide productivity gains by automating and improving the software evolution process. These services are generally offered on a fixed-fee basis, and the client can realize the resulting productivity gains in the form of reductions in internal IT costs, increases in throughput, improved turn-around time and/or improved software quality. The Company's current service offerings include outsourcing, in which Peritus assumes responsibility for the evolution of a client's software, and technology transfer services, in which Peritus provides its methodologies and tools to clients in-house, enabling them to implement enhanced, repeatable processes for software evolution.

  Team-Based Process Methodologies. The Company employs team-based methodologies in its service offerings. Teams typically consist of both Company and client employees, with a Company project manager supervising the process. In the delivery of its services, the Company combines concepts from disciplines such as scientific inquiry, operations research and psychology with engineering "best practices" (such as formal inspections, cross functional teams and quality initiatives) to create a workflow paradigm that optimizes a team's ability to leverage its combined talent, knowledge and experience.

  Advanced Technology Platform. The Company has developed its core technologies through the use of advanced mathematical algorithms and techniques. To achieve productivity gains, the Company utilizes proprietary tools that better enable maintenance teams to rapidly locate and fix bugs and provide software enhancements. These tools include a software maintenance assistance tool designed to automate the process of logical code analysis, a business rules extraction tool and a groupware tool designed to facilitate workflow coordination.

STRATEGY

  The Company's objective is to establish leadership in providing tools, processes and services that significantly increase productivity and quality in software evolution. The Company's strategy includes the following key elements:

  Establish Leadership in Software Evolution Technology. The Company intends to continue to develop its core technologies by enhancing its Peritus Intermediate Language and related technologies in the areas of mass change, business rules extraction, verification, testing and code analysis. The Company is currently developing specific versions of its Mass Change Engine to address mass change market opportunities in addition to the year 2000 problem.

  Leverage Year 2000 Opportunities. The Company acquired the MDI business and has focused a significant portion of its recent research and development expenditures on enhancing current products and technologies in order to leverage year 2000 market opportunities. The Company intends to continue marketing its year 2000 products and services through both direct and indirect channels. The Company believes that the year 2000 problem has heightened industry concerns regarding software maintenance. The Company anticipates that these concerns will serve as a catalyst in helping organizations to view software maintenance as a dynamic, evolutionary process capable of addressing mass change problems and enabling organizations to improve the productivity, effectiveness and quality of their software maintenance. In addition, the Company intends to leverage the relationships developed through its year 2000 products and services into long-term outsourcing engagements and future mass change sales opportunities.

  Develop Multiple Distribution Channels. The Company currently markets its products through a combination of direct and indirect channels. The Company believes that indirect channels are an important part of its distribution strategy and plans to continue to develop these channels. Currently, the Company has agreements with over 30 value added integrators and distributors that license its AutoEnhancer/2000 and its Vantage YR2000 software. The Company's value added integrators operate on a worldwide basis, and its distributors are currently located in the United States, Canada, Europe and Japan.

  Leverage Existing Client Base. The Company has established strong long-term client relationships, which often involve multiple contracts over several years. The Company intends to leverage existing client relationships by cross-selling other products and services to its clients. For example, the Company believes that clients that purchase year 2000 products and services will likely have other mass change and software evolution needs, which the Company intends to target.

  Expanded Service Offerings. The Company expanded its service offerings by introducing insourcing services to organizations interested in retaining the maintenance function in-house and by continuing to offer outsourcing and technology transfer services. Through its resources in the United States, Spain and India, the Company has developed "virtual" outsourcing teams that provide outsourcing coverage and support 24 hours a day.

  Pursue Strategic Opportunities. Although the Company's growth to date has occurred principally through internally developed products and services and the MDI acquisition, the Company is pursuing additional strategic alliances with value added integrators to enhance the scope of the products and services offered to end users. In addition, the Company believes that the opportunity exists to expand its products and services through the acquisition of complementary businesses and technologies. Although the Company currently has no commitments or agreements with respect to any such acquisition, management intends to analyze potential acquisitions and to pursue those opportunities that complement or supplement its business strategy.

TECHNOLOGY

  The Company's core technologies consist of its Peritus Intermediate Language, its Mass Change Engine, other computer-based tools and formal mathematical techniques.

  The Peritus Intermediate Language. The Company has developed its Peritus Intermediate Language to support accurate analysis of why program functions incorrectly. PIL is based on the mathematical theory that all computations can be expressed in a small number of abstract instructions into which existing computer languages can be translated. PIL consists of 13 abstract instructions, and currently the COBOL, RPG, C and PL/1 programming languages have been translated by the Company into PIL. When data enter a computer program, their paths can be traced by the values assigned to them by the instructions in that program. In contrast, PIL can be used to trace the paths of all data that fall into mathematically describable classes. As a result, if the data are in a certain state when a program completes or aborts, it is possible, using PIL, to determine the initial conditions of these data before the program was executed. In addition, the use of PIL allows tools to be built that can verify that a program is logically correct by specifying pre and post conditions of classes of data rather than relying on the traditional method of testing, which is based on trial and error using selected data points.

  Mass Change Engine. The Company's Mass Change Engine is designed to address mass changes to IT systems (such as expansion of data fields or changes in product or part identifiers) by accepting as input the identified data structure and desired rules of transformation. The Mass Change Engine then examines the entire set of computer programs to trace all related data and instructions, computes the necessary changes that are the result of that simple change requirement and makes corresponding adjustments in all programs and data so that only the desired change occurs without impacting the underlying logic. These tasks are accomplished through the use of an adaptive seed generator based on neural network technology, the creation of a repository of relationships between the data and instructions using PIL and the use of propagations that determine the relationship between variables and seeds using a set of identification rules and information embedded in the repository. The Company's Mass Change Engine can be adapted to address specific mass change needs. The Company's AutoEnhancer/2000 software is an example of an extension of the Mass Change Engine.

  Other Computer-Based Tools. The Company's software maintenance tools have been specifically designed to address the needs of the software maintenance practitioner and are used primarily by the Company's outsourcing teams. The Company anticipates that certain of its tools may be released as commercial products in the future. The Company's current computer-based tools include:

    Peritus Code Analyzer ("PCA")--PCA is a software maintenance assistance tool designed to automate the process of logical code analysis. The tool is used to discover and correct defects, implement enhancements, verify properties of software (such as database integrity or security properties), migrate from one language to another and update systems or programs and data for specific enhancements (such as those required by the year 2000 problem).

    Business Rules Extraction--The Company's business rules extraction tool analyzes complex data structures and computer instructions within an information system and determines and distills the business rules that are embedded throughout the system. The extraction of business rules decreases the effort involved in porting, migrating, reengineering, simplifying and evolving software.

    Peritus Control System ("PCS")--PCS is a workflow and productivity-enhancing groupware tool designed to support the Peritus model for workflow coordination and accumulation of maintenance-related knowledge and experience.

  Formal Mathematical Techniques. Peritus has developed a discipline that makes the analysis of software a more reliable activity based on the technique of logical code analysis. Logical code analysis facilitates the understanding of unfamiliar code and the isolation of the code specifically related to the maintenance task and executes the required changes without impacting the underlying logic. The Company's formal mathematical techniques are an integral component of its core technologies and serve as the basis for the automation capabilities of those technologies.

PRODUCTS AND SERVICES

  The Company provides solutions consisting of products and services that are designed to deliver increased productivity through tools, processes, skilled professionals and methodologies. The Company initially provides clients with process and methodology before introducing its products and technologies, thus laying the foundation for the successful use of the Company's products. The Company's current product offering includes its AutoEnhancer/2000 and Vantage YR2000 software, and its current service offerings include software maintenance outsourcing, technology transfer and insourcing services.

 AutoEnhancer/2000 Software

  The Company's AutoEnhancer/2000 software is a comprehensive solution designed to address the correction phase of a year 2000 renovation. This software tool currently processes COBOL, PL/1 and RPG computer languages. It contains a user-friendly graphical user interface ("GUI") and can be easily modified to interoperate with third-party assessment and testing tools. In 1996, the Company began licensing a COBOL version of this product to end users and value added integrators.

  Through a series of integrated and automated functions, the Company's AutoEnhancer/2000 software identifies date-sensitive variables and corrects the source code using date-field expansion or windowing techniques. In addition, the tool generates bridges, wrappers, and data conversion programs that enable the modified code to interface with remaining non-renovated programs and data.

  In order to increase the accurate identification of lines of affected software code, the AutoEnhancer/2000 software traces and propagates variables that a user has identified as date-sensitive to identify interrelated variables. The AutoEnhancer/2000 software also uses a pattern matching program that identifies variables that were named by a user in such a manner as to suggest that they may be date-sensitive variables. This pattern matching program uses "neural net" concepts, logical principles, user input and user feedback to attempt to learn and adjust the patterns searched so as to improve accuracy in determining which variations to encompass as variables of interest. Quantifying the speed at which the Company's AutoEnhancer/2000 software (or other conversion tools) performs data conversion or the accuracy at which the software identifies lines of affected software code is not easily accomplished as results vary based on a large number of variables, including:
(i) the user-determined qualitative degree of accuracy of identification and correction of errors; (ii) the nature and type of the identification and correction methods; (iii) the computer languages used in the code being corrected; (iv) whether the computer code contains a mixture of various languages or involves proprietary aspects specific to the client; and (v) the specific coding practices used by programmers in creating programs and generating computer code. Among software tools designed for data correction of the year 2000 problem, there is no mutually agreed upon standard benchmark of comparison with regard to speed and accuracy.

  The following table highlights the various steps in which the AutoEnhancer/2000 software addresses the correction phase of a year 2000 renovation:

                           AUTOENHANCER/2000 SOFTWARE

FUNCTION                   FEATURES                       BENEFITS

Segmentation    .Load source code into        .EBCDIC to ASCII encoded
                 program                       accurately and recoverably
                .Perform pre-renovation       .Strict source code control
                 compile                       environment established
                .Establish source code        .Source code completeness
                 boundary                      verified
                .Identify print and           .Source code compliability
                 display outputs               validated
                .Perform dataset name         .Data synonyms established
                 unification

Identification  .Convert source code          .Logic of code unraveled for
                 into PIL                      automated analysis
                .Perform record name          .Record synonyms established
                 unification                  .Bridging strategies specified
                .Select bridging              .Date-sensitive variables and
                 strategies                    constants identified
                .Find the date-sensitive      .Procedure-division uses of
                 items through                 date-sensitive items identified
                 propagation                  .Accuracy and completeness of
                .Resolve ambiguous             identification verified
                 identification
                 conditions

Correction      .Create and apply             .Source code corrected
                 correction transactions
                .Facilitate                   .Redefines realigned
                 identification
                 completeness using
                 Adaptive Seed Generator
                .Create and apply             .All identified uses of date-
                 harmonization                 sensitive items corrected
                 transactions
                .Resolve correction
                 warnings

Bridge          .Generate bridge              .Interoperability of renovated
                 programs by building          and unrenovated code
                 wrappers, filters and         established
                 converters

Adaptation      .Identify Job Control         .Date-sensitive JCL identified
                 Language (JCL) date-          and corrections suggested
                 sensitive issues
                .Identify record size
                 changes
                .Create JCL correction
                 plan

Verification    .Reconcile planned and        .Intended and actual changes
                 implemented corrections       reconciled
                .Perform post-renovation      .Verification to ensure that
                 compile and compare to        changes do not impact compiler
                 pre-renovation compile        results
                 results

Packaging       .Package renovated            .Source code returned to
                 source code and               facilitate replacement and
                 generated source code         testing
                 for return to client

 Vantage YR2000 Software

  The Company's Vantage YR2000 tools provide the ability to identify and automatically convert substantially all of the software components and data files of a client's information systems. The Vantage YR2000 tools:

  . analyze the software components of an organization's systems environment

  . provide valuable information, including date fields in programs and cross-reference reports, for planning, controlling and implementing year 2000 projects

  . and support the automatic conversion of the software and related data.

  The Company believes that the use of an automated tool in a conversion project reduces the project timeframe, the experience levels and number of people required and the overall project costs, and increases the reliability of the converted system.

  The Vantage YR2000 tools are available as a suite of products or as individual components depending on the needs of each customer. The Company provides the toolset and the necessary support and technical training for clients that wish to control their own conversion project or for those clients that may use outside consultants for their conversion project. Presently, the Vantage YR2000 toolset includes products for the IBM mainframe and AS/400 platforms.

  Various components of the client's software and related data files are analyzed and the Vantage YR2000 tool marks dates in programs and files and generates an audit trail that identifies the size and complexity of the project. Using this information, an assessment of resource requirements, skills, project timelines and costs can be prepared.

  The Vantage YR2000 tools automatically identify and change dates in existing programs and files throughout the client's environment as well as document those changes. The tools also highlight areas that may require intervention due to inconsistent naming conventions or other factors that may prevent automatic date changes and instances where the client may prefer to pursue a logic approach to code conversion.

  Peritus offers extensive training and support to its software licensees including "quick-start" consulting and training program for Vantage YR2000. The licensees' renovation engineers participate in both formal and on-the-job training supported by the Company's expert renovation engineers. This training and support facilitates successful implementation and deployment of AutoEnhancer/2000 and/or Vantage YR2000 software in the licensees' environment. The Company also provides licenses with client technical support as well as on-site or remote consulting.

  The Company licenses its AutoEnhancer/2000 and Vantage YR2000 software directly and indirectly (via distributors) to end users and to value added integrators for their use in addressing the year 2000 needs of their clients. License fees to end users are fixed, with the amount of the fee based on the estimated total lines of code to be processed or number of central processing units (CPUs) licensed, and license fees to value added integrators and distributors are generally royalties based on lines of code processed or to be processed or CPUs licensed.

 Outsourcing Services

  The Company offers customized software maintenance outsourcing services to clients. In an outsourcing project, the Company assumes responsibility for the evolution of a client's software, including bug fixing, enhancements, applications migration, modernization and porting. The Company's outsourcing services address the maintenance needs of application software, system software, embedded software and software products and are designed to provide productivity gains regardless of platform, operating system, language or software function. In the delivery of its outsourcing services, the Company uses a number of proprietary technologies. Compared to traditional software maintenance methods, the Company's technologies allow faster de-bugging by identifying and excluding irrelevant variables and by tracing the cause of errors from the known output resulting from such errors and the Company's processes enable workflow management techniques to improve a maintenance team's throughput. In addition, the Company may from time to time directly provide year 2000 renovation services for its clients. In 1998, the Company began to launch a marketing program combining year 2000 renovation and outsourcing offerings.

  Outsourcing services are performed at both Company and client locations with a team of Company employees, or a team comprising Company and client employees. Formal training, support and continuous improvement are part of every outsourcing service offering. The Company's self-directed outsourcing teams understand and exploit organizational dynamics, workflow management and proprietary technology to enhance the productivity, responsiveness and quality of the software evolution process. Individual team members develop a deep and broad understanding of many programming languages and applications, as well as maintenance technologies and de-bugging methodologies.

  In connection with the delivery of its outsourcing services, the Company assesses the IT costs of a client together with other factors such as quality, productivity, and software and hardware environment and in general agrees to provide IT services on a fixed price, fixed time from bases after a detailed assessment. Benefits are often realized in the first year. In addition, the Company's outsourcing services are designed to:

  . Re-deploy key resources to mission-critical applications

  . Enhance control of the maintenance function

  . Improve turnaround time and quality of response

  . Reduce dependency on specific individuals and specific domain knowledge

  A typical outsourcing engagement represents a multi-million dollar, multi-year, fixed-price contract that specifies service rather than staffing levels.

 Technology Transfer Services

  The Company offers technology transfer services to assist organizations that seek to increase the productivity of their software evolution activities while keeping their software maintenance activities in-house. This technology transfer program transfers the organizational model and workflow methodology of the Company's software maintenance outsourcing solutions to enable clients to implement enhanced, repeatable processes for software evolution.

  With respect to technology transfer services, the Company targets an increase in client productivity of up to 25% within six months. Productivity gains are measured against pre-determined metrics that are established during a detailed upfront assessment of the client's applications and workflow. A typical technology transfer engagement consists of training multiple teams of client personnel in the Company's methodology. Engagements have a duration of four to six months with approximately 14 days of on-site delivery and coaching.

  During 1997, the Company introduced insourcing services, which combined the Company's technology transfer services with on-site management of the Peritus-trained client teams. In an insourcing engagement, the Company participates with the client management to provide that the teams accurately implement the Company's approach and perform at expected productivity levels. Typical insourcing engagements have two revenue components: a fee for services and a royalty tied to the client's productivity gains.

SALES AND MARKETING

  The Company offers its products and services to clients through both direct and indirect channels, which include relationships with value added integrators that use the Company's technology as an integral part of their overall solutions, as well as domestic and international distributors.

 Direct Sales

  The Company sells and supports its products and services directly through its regional sales force located in the Northeast, Southeast, Central and West areas of the United States.

 Indirect Sales

  The Company currently has agreements with over 30 value added integrators and distributors. The Company's value added integrators include large systems integrators, IT consulting organizations and other providers of IT services and solutions that use the Company's AutoEnhancer/2000 and/or Vantage YR2000 software to perform year 2000 renovation projects for their clients. The Company regularly offers sales training to its value added integrators. The Company's distributors are located in the United States, Canada, Europe and Japan and are authorized by Peritus to sublicense the Company's products and/or services to end users or system integrators or distributors their respective territories.

 Marketing

  The Company's marketing organization works closely with product management and the sales organization in the development of Company marketing literature, market research to assist in strategic planning and tactical decision making, trade show programs and exhibit planning, advertising and public relations support. In 1997, the Company began "Powered by Peritus," a new marketing and advertising campaign. It comprises several programs, including a direct mail initiative aimed at potential year 2000 end-user licensees, new channel candidates and outsourcing prospects. In 1998, the Company began to launch its marketing campaigns covering its combined year 2000 renovation and outsourcing service offering and combined Auto Enhancer/2000 and Vantage YR 2000 product offering. The Company is also conducting an advertising campaign for its year 2000 and other products and services.

CLIENTS

  The Company offers its products and services to end users in a number of industries. Below is a partial list of the Company's clients from industries including insurance, financial services, telecommunications, transportation, utilities and manufacturing.

   Advanced Micro Devices, Inc.    Merrill Lynch, Pierce, Fenner & Smith Incorporated
   Bell Communications Research,
    Inc.                           ("Merrill Lynch")
   Bull HN Information Systems
    Inc. ("Bull")                  Metropolitan Life Insurance Company ("Met Life")
   Computervision Corporation      MicroAge Computer Center, Inc.
   ("Computervision")              Microcom, Inc.
   BankBoston Corporation          Bell Atlantic
   Lucent Technologies             Prudential Life Insurance

  To date, the Company's revenue has been dependent on a few major clients, including Bull, Stratus Computer, Inc. ("Stratus"), Computervision, Met Life, IBM Global Services ("IBM") and Merrill Lynch. During 1997, Bull, Merrill Lynch and Met Life represented approximately 8.2%, 6.6% and 6.6% of the Company's total revenues, respectively. During 1996, Bull, Merrill Lynch and Stratus represented approximately 29.0%, 14.6% and 12.1% of the Company's total revenue, respectively. During 1995, Bull, Stratus and Computervision represented approximately 50.3%, 12.9% and 11.0% of the Company's total revenue, respectively. During 1994, Bull and Computervision represented approximately 51.7% and 29.3% of the Company's total revenue, respectively. In addition, the Company's ten largest clients represented approximately 62.9%, 77.9% and 90.5% and of the Company's total revenue in the years ended December 31, 1997, 1996 and 1995, respectively.

  The Company has entered into agreements to provide software consulting services and software maintenance services with each of Computervision, Stratus and Bull. These agreements expire, subject to extension, on December 31, 2000, June 6, 1998 and December 31, 1999, respectively.

  The Company has also entered into a license agreement with Bull that expires on December 31, 2001. This agreement grants to Bull certain use rights, sublicensing rights and the right to make certain derivative works with regard to proprietary software programs of the Company. In the event that the Company fails to fulfill any of its obligations under the Bull license agreement for a period of 90 days, Bull has the option, upon notice to the Company, to elect in lieu of termination to assume performance of the Company's obligations and to have access to source code of the Company's licensed software to perform such assumed obligations.

  The Company and Merrill Lynch have entered into a master license agreement granting to Merrill Lynch the right to use certain proprietary software of the Company on a non-exclusive, perpetual use basis to address year 2000 issues. The Company has also entered into a license agreement with Met Life that provides for the purchase by Met Life of several non-exclusive, worldwide licenses of certain of the Company's proprietary software. The Met Life agreement is terminable by Met Life upon 90 days' written notice. Such termination may result in a partial refund of sums paid to the Company under the agreement.

  While each client engagement differs, the following examples illustrate the types of business needs the Company has addressed:

  Merrill Lynch--AutoEnhancer/2000 Licensee. Merrill Lynch, a global financial services concern, evaluated the Company's AutoEnhancer/2000 software in 1996 as part of its process of developing a comprehensive solution to its year 2000 renovation efforts. Along with a number of other vendors, Peritus was invited to conduct two pilot programs, which were designed to demonstrate the tool's ability to automate the identification and correction tasks of a year 2000 conversion. In December 1996, Merrill Lynch entered into a direct end-user license for the AutoEnhancer/2000 software to support its data expansion renovation efforts. Merrill Lynch notified the Company that the tool was among those selected based upon the accuracy of its identification function and the level of automation provided. Merrill Lynch has established a renovation center in New York that provides divisions with remote access to perform the renovations, and Peritus has trained more than 35 of Merrill Lynch's renovation engineers.

  Computer Sciences Corp.--AutoEnhancer/2000 Value Added Integrator. Computer Sciences Corp. ("CSC"), an international provider of IT services, provides a dedicated national practice that addresses the year 2000 problem. CSC's Catalyst 2000(R) service includes a renovation center designed to process large amounts of code through the correction phase. To achieve the desired throughput, the CSC renovation center sought tools that would automate the process. After evaluating several tools and technologies, CSC chose the Company's AutoEnhancer/2000 software for its center and signed a strategic agreement that provided for a usage-based license. Since the initiation of the agreement, Peritus has trained CSC renovation engineers to work with the Peritus technology in this renovation center.

  Bell Atlantic--Outsourcing Engagement. In mid-1995, NYNEX began exploring ways to reduce costs and improve the process of maintaining its IT applications. Peritus was invited to bid on an outsourcing engagement that involved the maintenance of a budget and planning application. After a competitive process, NYNEX awarded the contract to Peritus for a number of reasons, including the fixed-price nature of the bid and the commitment to improved productivity. In April 1996, NYNEX extended the contract to include additional applications.

  Fina Oil and Chemical--Vantage YR2000 Licensee. In 1996, Fina Oil and Chemical ("Fina"), a large petroleum and chemical company, conducted an impact analysis of its year 2000 problem and began to review the options available to address the problem in April of that year. MDI conducted a pilot program for Fina later in the year after which Fina licensed the Vantage YR2000 tools. Fina set up an internal factory in early 1997 to begin renovating its code and had completed renovating over 1.5 million lines of code by the end of 1997.

CLIENT TECHNICAL SUPPORT

  In connection with the licensing of its products, the Company provides its clients with technical support and advice, including problem resolution, installation assistance, error corrections and product enhancements released during maintenance. The Company believes that a high level of service and support is critical to its success and represents an important competitive advantage. Furthermore, the Company believes that a close and active service and support relationship is important to client satisfaction and provides the Company with important information regarding evolving client requirements. The Company provides each of its significant clients with a dedicated client technical support representative whose primary responsibility is to resolve questions and concerns and act as a liaison between the client and the Company. In addition, the Company provides toll-free telephone support, as well as access to electronic bulletin boards and other forms of electronic communication to provide clients with the latest information regarding the Company's products and services. Client technical support fees related to the Company's year 2000 products are typically 15% of license fees and are typically capped at $400,000 annually per direct licensee.

RESEARCH AND PRODUCT DEVELOPMENT

  The Company believes that its future success depends in large part on its ability to maintain and enhance its current product line, develop new products, maintain technological competitiveness and meet an expanding range of client requirements. The Company plans to continue to enhance its products and develop or acquire new products, including the development of new versions of its mass change software and the commercialization of its internally used outsourcing tools and methodologies. See "Management's Discussion and Analysis of Fiinancial Condition and Results of Operations" for a description of research and development expenses incurred from 1995 through 1997.

  The Company maintains research and development facilities in Lisle, Illinois, Cincinnati, Ohio and Nashua, NH as well as at the Company's Billerica, Massachusetts headquarters. In January 1997, the Company began research and development activities in Bangalore, India.

  The Company has generally relied on internal efforts and resources to develop its software and methodologies. However, in some limited cases, the Company has contracted with various firms, certain of which are located in India and Canada, to develop materials, processes, software or portions of software for and on behalf of the Company. In January 1996, the Company acquired Vista Technologies Incorporated ("Vista") to gain additional technologies in user interface and software behavior modeling. In December 1997, the Company acquired additional year 2000 technology in connection with the MDI acquisition.

COMPETITION

  The market for the Company's software products and services, including its solutions for the year 2000 problem, is intensely competitive and characterized by rapid changes in technology and user needs and the frequent introduction of new products. The Company's competitors include year 2000 software vendors, year 2000 service providers and outsourcing service providers.

  Vendors of year 2000 software products generally focus on a particular phase of a year 2000 renovation, such as assessment, correction or testing. The Company's AutoEnhancer/2000 and Vantage YR 2000 software primarily address the correction phase of a year 2000 renovation. The Company believes that the principal competitive factors affecting competition in the year 2000 software market include product functionality, degree of automation, speed of throughput, product performance and reliability, ability to respond to changing client needs, ease of use, training, quality of support and price. The Company's principal and potential competitors in the market for year 2000 software include Computer Associates International, Inc., Compuware Corporation, Cognicase, Inc. Micro Focus Group Public Limited Company, Platinum Technology, Inc., SEEC, Inc. and VIASOFT.

  The Company provides year 2000 services primarily through its relationships with value added integrators. Peritus believes that these value added integrators compete on the basis of service, the expertise and experience of the service personnel, the ability of such personnel to provide solutions to application problems and price. Principal competitors in this market include AMDAHL, Cap Gemini America, CCd On-Line, Computer Horizons Corp. and Information Management Resources, Inc. Many smaller local and regional organizations also compete in the year 2000 services market.

  The Company also faces competition in the provision of its software maintenance outsourcing services. The Company believes that the principal competitive factors in the market for outsourcing services include price, the ability to provide productivity guarantees, strong client relationships, comprehensive delivery methodologies, responsiveness to client needs, depth of technical skills and reputation. The Company's principal competitors in this market include not only in-house IT departments and systems integrators such as the Big Six accounting firms but also outsourcing service providers such as Computer Sciences Corp., Electronic Data Systems Corporation, IBM Global Services, Keane, Inc. and PKS Information Services, Inc.

  A number of the Company's competitors are more established, benefit from greater name recognition and have substantially greater financial, technical and marketing resources than the Company and certain of the Company's value added integrators and distributors. Moreover, other than the need for technical expertise, there are no significant proprietary or other barriers to entry in the year 2000 industry. There can be no assurance that the Company's products and services or the solutions offered by the Company's value added integrators and distributors will compete effectively with those of their respective competitors. The Company's value added integrators and distributors may also offer or develop products and services that compete with the Company's products and services. There can be no assurance that those clients will not give higher priority to the sales of these or other competitive products and services.

INTELLECTUAL PROPERTY

  The Company relies on a combination of copyright, trade secret, patent, service mark, and trademark laws and license agreements to protect its proprietary rights in technology. In addition, the Company currently requires its employees and consultants to enter into nondisclosure and assignment of invention agreements to limit use of, access to and distribution of its proprietary information.

  The Company's business includes the maintenance, evolution, repair and development of software applications, system software and other deliverables, including written specifications and documentation in connection with specific client engagements. Ownership of software and associated deliverables created for clients is generally retained by or assigned to the client, and the Company does not retain an interest in such software or deliverables. The source code for the Company's proprietary software is generally protected as trade secrets and as unpublished copyrighted works. However, the Company has entered into source code escrow agreements with certain of its licensees requiring release of source code in certain circumstances. Such source code escrow agreements usually limit the use and disclosure of such source code in the event that it is released.

  In addition, the Company has entered into license agreements with a limited number of clients that allow these clients access to and use of the Company's AutoEnhancer/2000 and Vantage YR 2000 software source code for certain purposes. Access to the source code may increase the likelihood of misappropriation or misuse by third parties.

  The Company's business also includes licensing of the Company's proprietary software, methodologies and related services to end users, as well as to value added integrators and distributors authorized to provide services to third parties. In general, such licensing of the Company's proprietary software, methodologies and related services to a licensee is a limited term, limited use, non-exclusive license that contains restrictions on copying, disclosure, usage, decompiling and transferability. In particular cases, however, a license agreement may have certain provisions that are exclusive in some manner. Within these licensing agreements the Company seeks to avoid disclosure of its trade secrets, including, but not limited to, generally requiring those persons with access to the Company's proprietary information to execute confidentiality agreements restricting use of and access to the Company's confidential information.

  The Company generally relies on internal efforts in order to develop its software and methodologies. However, in some limited cases the Company has contracted with various firms, certain of which are located in India and Canada, to develop software or portions of software for and on behalf of the Company. Software development by a contractor for the Company is done pursuant to agreements that generally assign all rights to the Company and contain nondisclosure provisions. Such software developed by a contractor may be merged with software that the Company has developed using its internal employees. In January 1996, the Company acquired Vista and was assigned all of Vista's intellectual property rights, consisting mainly of unregistered copyrights. In December 1997, the Company acquired additional year 2000 technology in connection with the MDI acquisition.

  The Company has filed six patent applications with the United States Patent and Trademark Office pertaining to technologies, processes and methodologies used by the Company's software. None of these patents has been granted and there can be no assurance that a patent will be issued pursuant to any of these applications or that, if granted, such patent would survive a legal challenge to its validity or provide meaningful or significant protection to the Company. Some competitors of the Company have announced the filing with the United States Patent and Trademark Office of patent applications relating to fixing and assessing the year 2000 problem. The Company expects that the risk of infringement claims against the Company might increase because its competitors might successfully obtain patents for software products and processes or because as the number of competitors providing software and software related services addressing year 2000 problem increases, new and overlapping processes and methodologies used in such services will become more pervasive, increasing the likelihood of infringement.

  There can be no assurance that the Company's means of protecting its proprietary rights in the United States or abroad will be adequate. The laws of some foreign countries may not protect the Company's proprietary rights as fully or in the same manner as do the laws of the United States. Also, despite the steps taken by the Company to protect its proprietary rights, it may be possible for unauthorized third parties to copy aspects of the Company's products, reverse engineer, develop similar technology independently, or obtain and use information that the Company regards as proprietary. Furthermore, there can be no assurance that others will not develop technologies similar or superior to the Company's technology or design around the proprietary rights owned by the Company. However, the Company believes that, because of the rapid pace of technological change in the software industry, patent, trade secret and copyright protection is less significant to the Company's competitive position than factors such as the knowledge, ability and experience of its personnel, new product development, frequent product enhancements, name recognition and ongoing product maintenance support with regard to developing, establishing and maintaining a technology leadership position.

EMPLOYEES

  As of February 28, 1998, the Company employed 453 full-time employees, including 124 in research and development, 52 in sales and marketing, 244 in professional services and support and 33 in finance, administration and corporate support. The success of the Company depends on its continued ability to attract and retain highly skilled and qualified personnel. Competition for such personnel is intense in the computer software industry, particularly for software developers, service consultants, and sales and marketing personnel. There can be no assurance that the Company will be able to attract and retain qualified personnel in the future.

  The Company's employees are not represented by any labor unions. The Company considers its relations with its employees to be good.

ITEM 2. PROPERTIES

  The Company is headquartered in Billerica, Massachusetts, where it leases approximately 100,000 square feet under a lease expiring in January 2006. In addition, the Company leases office space of approximately 5,000 square feet in Trumbull, Connecticut, which it currently uses to provide some outsourcing and software evolution services, approximately 23,000 square feet in Westboro, Massachusetts, where the Company also provides outsourcing and software evolution services, and approximately 16,000 square feet in Cincinnati, Ohio where the Company maintains a research and development facility and provides client support. These leases expire in January 2000, December 1998 and November 2002, respectively.

  The Company also maintains research and development facilities in Lisle, Illinois and Nashua, New Hampshire, of approximately 5,000 and 4,500 square feet, respectively, the leases for which expire in February

2003 and December 2002, respectively. The Company leases additional facilities and offices in Phoenix, Arizona; Denver, Colorado; Dayton, Ohio; Houston and Dallas, Texas and Bangalore, India. The Company's majority-owned subsidiary, Persist, leases facilities in Barcelona, Spain. The Company believes its current facilities are in good condition, are sufficient for its current operations and that the facilities will continue to provide adequate space for its operations in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

  The Company is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                   PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS.

  The following table sets forth, for the periods indicated, the range of high and low sales prices for the Company's common stock, as reported by the Nasdaq National Market. The Company's common stock has been traded under the Nasdaq symbol "PTUS" since the Company's initial public offering on July 2, 1997. These prices reflect interdealer prices, without retail mark-ups, mark-downs or commissions, and do not necessarily represent actual transactions.

                                                                      1997
                                                                 --------------
                                                                  HIGH    LOW
                                                                 ------- ------
      Third Quarter (since July 2, 1997)........................ $32.375 $19.00
      Fourth Quarter............................................   30.25  14.75

  Historically, the Company has not declared or paid cash dividends on its common stock and does not plan to pay cash dividends to its stockholders in the foreseeable future. The Company presently intends to retain any earnings to finance further growth of its business. As of March 19, 1998, there were 328 stockholders of record of the Company's common stock.

  On December 1, 1997, the Company issued 2,175,000 unregistered shares of its common stock and paid $30 million in cash to APU in exchange for the acquisition of substantially all of the assets and assumption of certain liabilities of the business of MDI from APU. The securities issued in the foregoing transaction were offered in reliance upon an exemption from registration under the Securities Act of 1933 under Section 4(2) of such Securities Act, relating to sales by an issuer in a transaction not involving a public offering.

  The Company is furnishing the following information with respect to the use of proceeds from its initial public offering of common stock, $.01 par value per share on July 2, 1997:

    (1) The effective date of the registration statement for the offering and the commission file number were July 1, 1997 and 333-27087, respectively.

    (4)(v) From July 1, 1997 to December 31, 1997, the estimate of expenses incurred is as follows:

       Underwriting discount......................................... 3,136,000
       SEC registration fee..........................................    15,056
       NASD filing fee...............................................     5,458
       Nasdaq National Market listing fee............................    56,948
       Blue Sky fees and expenses....................................    16,105
       Transfer Agent and Registrar fees.............................     5,000
       Accounting fees and expenses..................................   281,900
       Legal fees and expenses.......................................   287,091
       Printing and mailing expenses.................................   210,316
       Miscellaneous.................................................   122,126
                                                                      ---------
         Total....................................................... 4,136,000*
                                                                      =========

      Payment of expenses were to persons other than directors, officers, general partners of the Company or their associates, persons owning 10% or more of the equity securities of the Company or affiliates of the Company.

    * $1,000,000 of the above expenses (excluding the underwriting discount) incurred were recorded as offering expenses netted against the proceeds.

    (vi) The net offering proceeds to the Company after expenses were approximately $40,664,000.

    (vii) From July 1, 1997 to December 31, 1997, $500,000 of the offering proceeds were used to repay certain indebtedness under a secured subordinated note and $30 million were paid to APU in connection with the MDI acquisition. The balance of the offering proceeds ($10,164,000) was invested in commercial paper and money market accounts.

  Except for the $30 million paid to APU which, as a result of the MDI acquisistion, owns 10% or more of the Company's common stock, payment of the offering proceeds were to persons other than directors, officers, general partners of the Company or their associates, persons owning 10% or more of the equity securities of the Company or affiliates of the Company.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

  The selected consolidated financial data set forth below as of December 31, 1997 and 1996, and for the three years ended December 31, 1997, are derived from the Company's Consolidated Financial Statements, which appear elsewhere in this Annual Report and which have been audited by Price Waterhouse LLP, independent accountants. The selected financial data set forth below as of December 31, 1995 and 1994 and for the year ended December 31, 1994 are derived from the Company's audited financial statements, which are not included in this Annual Report. The selected financial data as of and for the year ended December 31, 1993 is derived from the Company's unaudited financial statements, which are not included in this Annual Report. In the opinion of management, the unaudited financial statements have been prepared on a basis consistent with the Consolidated Financial Statements which appear elsewhere in this Annual Report and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position and results of operations for this unaudited period. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements, including the Notes thereto, included elsewhere in this Annual Report.

                                           YEAR ENDED DECEMBER 31,
                                   --------------------------------------------
                                     1997      1996     1995     1994     1993
                                   --------  --------  -------  -------  ------
                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
 Revenue:
 Outsourcing services............  $ 11,447  $ 10,190  $16,400  $ 7,130  $1,798
 License.........................    21,826     6,526      --       --      --
 Other services..................     7,028     2,519    2,105      742     433
                                   --------  --------  -------  -------  ------
  Total revenue (1)..............  $ 40,301    19,235   18,505    7,872   2,231
                                   --------  --------  -------  -------  ------
 Cost of revenue:
 Cost of outsourcing services....     9,536     8,488    9,602    4,700     841
 Cost of license.................       690       162      --       --      --
 Cost of other services..........     5,357     2,931    2,421      319     306
                                   --------  --------  -------  -------  ------
  Total cost of revenue..........    15,583    11,581   12,023    5,019   1,147
                                   --------  --------  -------  -------  ------
 Gross profit ...................    24,718     7,654    6,482    2,853   1,084
                                   --------  --------  -------  -------  ------
 Operating expenses:
 Sales and marketing.............     8,864     3,116    2,129      366     265
 Research and development........     8,324     6,033    1,703      560     196
 General and administrative......     4,312     3,249    2,357    1,283     428
 Write-off of acquired in-process
  research and development.......    70,800       --       --       --      --
                                   --------  --------  -------  -------  ------
  Total operating expenses.......    92,300    12,398    6,189    2,209     889
                                   --------  --------  -------  -------  ------
 Income (loss) from operations...   (67,582)   (4,744)     293      644     195
 Interest income (expense), net..       948      (296)    (203)     (63)    --
                                   --------  --------  -------  -------  ------
 Income (loss) before income
  taxes, minority interest and
  equity in loss of less than
  majority-owned company.........   (66,634)   (5,040)      90      581     195
 Provision (benefit) for
  estimated income taxes.........       272      (143)      (8)     179       7
                                   --------  --------  -------  -------  ------
 Income (loss) before minority
  interest and equity in loss of
  less than majority-owned
  company........................   (66,906)   (4,897)      98      402     188
 Minority interest in
  consolidated subsidiary........        (4)      (24)     (43)     --      --
 Equity in loss of less than
  majority-owned company.........       --        --       --       (97)    --
                                   --------  --------  -------  -------  ------
 Net income (loss)...............  $(66,910) $ (4,921) $    55  $   305  $  188
                                   ========  ========  =======  =======  ======
 Net income (loss) per share:(2)
 Basic...........................  $  (6.97) $  (1.02) $  0.01  $  0.06  $ 0.04
                                   ========  ========  =======  =======  ======
 Diluted.........................  $  (6.97) $  (1.02) $  0.01  $  0.05  $ 0.03
                                   ========  ========  =======  =======  ======
 Weighted average shares
  outstanding:(2)
 Basic...........................     9,708     5,876    5,078    4,950   4,866
                                   ========  ========  =======  =======  ======
 Diluted.........................     9,708     5,876    6,456    5,873   5,673
                                   ========  ========  =======  =======  ======
 Pro forma basic and diluted net
  loss per share (unaudited) ....  $  (5.78) $  (6.67)
                                   ========  ========
 Pro forma basic and diluted av-
  erage shares outstanding (unau-
  dited) ........................    11,574     7,394
                                   ========  ========

                                                      DECEMBER 31,
                                          -------------------------------------
                                           1997    1996     1995   1994   1993
                                          ------- -------  ------ ------ ------
                                                     (IN THOUSANDS)
Balance Sheet Data:
  Cash and cash equivalents.............. $11,340 $ 7,388  $  264 $  339 $    2
  Short-term investments.................   3,000     --      --     --     --
  Working capital........................  21,511   8,218   2,218  1,267    338
  Total assets...........................  40,530  17,725   7,179  2,924  1,075
  Long-term debt, net of current
   portion...............................     413   1,538   1,792    777    491
  Redeemable stock.......................     --   12,287     --     --     --
  Stockholders' equity (deficit) ........  30,585  (3,302)  1,802    867    498

--------
(1) Revenue (in thousands) from related parties in the years ended December 31, 1997, 1996, 1995, 1994 and 1993 was $4,478, $6,443, $10,114, $3,951
    and $4,317, respectively. See the Company's Consolidated Financial
    Statements.
(2) See Note 2 of Notes to the Company's Consolidated Financial Statements for an explanation of the determination of historical and pro forma net income
    (loss) per share.

  The following unaudited pro forma data has been prepared as if the acquisition of MDI was completed at the beginning of the periods presented, is presented for illustrative purposes only and is not necessarily indicative of results of operations which would actually have been achieved had the acquisition occurred at the beginning of such periods or which may be achieved in the future. In addition, the following unaudited pro forma data is adjusted to reflect the amortization of acquired intangible assets and excludes the write off of acquired in-process research and development of $70,800,000 due to its non-recurring nature. Also, the following unaudited pro forma basic and diluted net loss per share data assumes conversion of all redeemable convertible preferred stock as of the beginning of the year, or date of issuance if later, using the if-converted method (see Note 2 to the consolidated financial statements) and assumes the 2,175,000 shares issued in connection with the acquisition were outstanding for the entire periods presented.

                                   FOR THE YEARS ENDED DECEMBER 31,
                           ---------------------------------------------------
                                     1997                      1996
                           -------------------------  ------------------------
                           AS REPORTED    PRO FORMA   AS REPORTED   PRO FORMA
                           ------------  -----------  -----------  -----------
                                         (UNAUDITED)               (UNAUDITED)
   Revenues............... $ 40,301,000  $51,225,000  $19,235,000  $22,348,000
   Net loss...............  (66,910,000)  (2,299,000)  (4,921,000)  (5,689,000)
   Net loss per share:
     Basic................ $      (6.97) $     (0.26) $     (1.02) $     (0.71)
     Diluted.............. $      (6.97) $     (0.26) $     (1.02) $     (0.71)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  Peritus was founded in 1991 to address the growing market for managing and maintaining the installed base of software in organizations. The Company focused its efforts on the delivery of software maintenance outsourcing services until 1995, when it began to devote significant resources to the development of software tools addressing the problems associated with mass changes to application systems and their associated databases, particularly the year 2000 problem. In 1996, the Company began licensing its AutoEnhancer/2000 software, which was designed to address the year 2000 problem, to value added integrators and directly to end users. In 1996, the Company expanded its research and development efforts through the acquisition of Vista, a developer of computer-aided engineering software. During the year ended December 31,1997, the Company expanded its product offering by releasing an enhanced version of the AutoEnhancer/2000 software which enables a client to perform logic correction only changes with regard to year 2000 renovations.

  In 1997, the Company derived its revenue from software maintenance outsourcing services, software and methodology licensing and other services sold directly to end users or indirectly via value added integrators and distributors, and its clients included primarily Fortune 1000 companies and similarly sized business and government organizations worldwide. The Company's products and services are marketed through its direct sales force, both domestically and in Spain, through value added integrators operating worldwide and through international distributors in Canada, Europe and Japan.

  On July 8, 1997, the Company closed its initial public offering of 4,025,000 shares of common stock, 2,800,000 of which were sold by the Company and the balance by selling stockholders, at a public offering price of $16 per share. The proceeds to the Company from the offering, net of offering expenses, were $40,664,000. The Company used a portion of the net proceeds to repay a secured subordinated note payable. The Company also used the proceeds to acquire MDI and plans to use any remaining proceeds for research and development, working capital and general corporate purposes. In connection with closing the initial public offering, all outstanding shares of Series A and B preferred stock and Class B common stock automatically converted into 3,822,903 shares of common stock, all Class A common stock was redesignated as common stock, and the redeemable common stock right automatically terminated.

  Effective December 1, 1997, Twoquay, Inc., a wholly owned subsidiary of the Company, acquired substantially all of the assets and assumed certain liabilities of the business of MDI from APU in exchange for $30 million in cash and 2,175,000 unregistered shares of the Company's common stock. Pursuant to a Registration Rights Agreement between the Company and APU, the Company agreed to file a Registration Statement on Form S-3 covering up to all of the common shares issued in the MDI acquisition by July 6, 1998 and to use its best efforts to cause such Registration Statement to become effective prior to August 1, 1998. The Company also granted APU certain incidental rights to register up to 500,000 of the shares of common stock prior to July 6, 1998 in the event of a secondary offering of the Company's common stock. Under the terms of the Registration Rights Agreement, APU also agreed that up to 837,500 of the shares of common stock issued by the Company would be subject to restrictions on sale through December 31,1998. In determining the purchase price for accounting purposes, the shares of common stock issued by the Company in connection with this transaction have been assigned a value of $47.3 million based on the average closing sale price of the Company's common stock during the six trading days beginning on the second trading day immediately preceding the completion and public announcement of the terms of the acquisition on October 22, 1997, less a discount of approximately 13% primarily reflecting the illiquid nature of the unregistered shares of common stock issued by the Company in connection with this transaction as discussed above. Twoquay changed its name to MDI after the closing of the acquisition. As the result of the MDI acquisition, the results of operations and cash flows are included in the results of the Company from the date of acquisition.

 Revenue Recognition Policies

  The Company's outsourcing services are generally offered under multi-year, fixed-price, fixed-time frame contracts. In connection with the delivery of its outsourcing services, the Company assesses a client's IT costs and agrees to provide services at a price generally below the internal costs of the client. Revenue under these contracts is recognized using the percentage-of-completion method and is based on the ratio that labor-hours incurred to date bear to estimated total labor-hours at completion, provided that collection of the related receivable is probable. Because the labor-hours associated with the Company's outsourcing services are typically higher in the early phases of the contract, revenue is also typically higher in such phases and declines over the term of the contract. Under the percentage-of-completion method, the Company updates on a quarterly basis its completion estimates of each contract to reflect changes in projected completion costs or dates. The cumulative impact of any revision in estimates is reflected in each quarterly financial reporting period in which the change in the estimate becomes known. When the revised estimates indicate a loss on the contract, such loss is provided for currently in its entirety. As the Company bears the risk of cost overruns and inflation associated with multi-year, fixed-price, fixed-time frame contracts, the Company's operating results may be adversely affected by inaccurate estimates of contract completion costs and dates. These contracts may be revised by the Company and the client when a significant change in the scope or cost of a project arises that neither the Company nor the client had anticipated. These contracts are terminable at will by either party upon written notice in accordance with the terms of the contract, at which time payment for services rendered to date is due.

  The Company licenses its software products and methodologies directly and indirectly (via distributors) to end users and to value added integrators for their use in serving their clients. License fees charged to end users are fixed, with the amount of the fee based on the estimated total lines of code to be processed or number of CPUs licensed. Revenue from end-user licenses is recognized when software and methodologies have been delivered to the end user, all significant contractual obligations have been met and collection of the related receivable is probable. License fees charged to value added integrators and distributors are generally royalties based on lines of code processed or to be processed or number of CPUs licensed. Revenue derived from these usage-based or CPU licenses is recognized when licensed software has been delivered, the fee is fixed or determinable, all significant contractual obligations have been met and collection of the related receivable is probable.

  Other services provided by the Company include technology transfer engagements, product training, value added integrator and distributor sales training, consulting services and software product maintenance. Other services also include direct delivery contracts, in which the Company provides full year 2000 renovations and pilot year 2000 renovations for clients using the Company's AutoEnhancer/2000 and/or Vantage YR2000 software. Pilot projects are generally priced to the client at the Company's estimated cost of providing such services. Revenue from direct delivery contracts is recognized over the duration of such contracts as work is performed and defined milestones are attained. Any estimated losses on direct delivery contracts are recorded in their entirety in the period in which they become known. Revenue from technology transfer engagements, product and sales training and consulting services is billed on a time-and-materials basis and is recognized as the services are provided. Revenue from software product maintenance contracts on the Company's licensed products, including client support bundled with the initial license fee, is deferred and recognized ratably over the contractual periods during which the services are provided.

 Client Concentration

   For the year ended December 31, 1997, no single customer accounted for more than 10% of the Company's total revenue. However, during 1996, revenue from three clients accounted for 29.0%, 14.6% and 12.1% of the Company's total revenue. During 1995, revenue from three clients accounted for 50.3%, 12.9% and 11.0% of the Company's total revenue. The largest client in both 1996 and 1995 was a related party of the Company. See Note 9 of Notes to the Company's Consolidated Financial Statements. The Company's ten largest clients in the year ended December 31, 1997, 1996 and 1995 accounted for approximately 62.9%, 77.9% and 90.5% of the Company's total revenue, respectively. The Company anticipates that this concentration of clients as a percentage of the Company's total revenue will diminish in the future but that the Company will continue to depend to a significant extent upon revenue from a small number of clients. In 1997, approximately fifty percent, and, in 1996 and 1995 substantially all, of the Company's international revenue has been attributable to revenue generated by Persist.

RESULTS OF OPERATIONS

  The following table sets forth for the periods indicated the percentage of total revenue of certain line items included in the Company's consolidated statement of operations:

                                                  YEAR ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1997      1996      1995
                                                  --------   -------   -------
Revenue:
  Outsourcing services...........................     28.4%     53.0%     88.6%
  License........................................     54.2      33.9       --
  Other services.................................     17.4      13.1      11.4
                                                  --------   -------   -------
    Total revenue (1)............................    100.0     100.0     100.0
                                                  --------   -------   -------
Cost of revenue:
  Cost of outsourcing services...................     23.7      44.1      51.9
  Cost of license................................      1.7       0.8       --
  Cost of other services.........................     13.3      15.3      13.0
                                                  --------   -------   -------
    Total cost of revenue........................     38.7      60.2      65.0
                                                  --------   -------   -------
Gross profit.....................................     61.3      39.8      35.0
                                                  --------   -------   -------
Operating expenses:
  Sales and marketing............................     22.0      16.2      11.5
  Research and development.......................     20.7      31.4       9.2
  General and administrative.....................     10.7      16.9      12.7
  Write-off of acquired in-process research and
   development...................................    175.6       --        --
                                                  --------   -------   -------
    Total operating expenses.....................    229.0      64.5      33.4
                                                  --------   -------   -------
  Income (loss) from operations..................   (167.7)    (24.7)      1.6
Interest income (expense), net...................      2.4      (1.5)     (1.1)
                                                  --------   -------   -------
  Income (loss) before income taxes and minority
   interest in consolidated subsidiary...........   (165.3)    (26.2)      0.5
Provision (benefit) for estimated income taxes...      0.7      (0.7)      --
                                                  --------   -------   -------
  Income (loss) before minority interest in
   consolidated subsidiary.......................   (166.0)    (25.5)      0.5
Minority interest in consolidated subsidiary.....      --       (0.1)     (0.2)
                                                  --------   -------   -------
  Net income (loss)..............................   (166.0)%   (25.6)%     0.3%
                                                  ========   =======   =======

--------
(1) Revenue from related parties in the years ended December 31, 1997, 1996 and 1995 represented 11.1%, 33.5% and 54.7% of total revenue, respectively.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

 Revenue

  Total revenue increased 109.5% to $40,301,000 in the year ended December 31, 1997 from $19,235,000 in the year ended December 31, 1996. This increase in revenue was primarily due to an increase in the licensing of the Company's Auto Enhancer/2000 software and revenue attributable to Vantage YR2000 products as well as from increases in other services revenue and, to a lesser extent, outsourcing services revenue. International revenue increased 130.8% to $4,154,000 in 1997 from $180,000 in 1996. Persist generated 46.3% of the
Company's international revenue in 1997 and substantially all of the Company's international revenue in 1996.

  Outsourcing Services. Outsourcing services revenue increased 12.3% to $11,447,000 in the year ended December 31, 1997 from $10,190,000 in the year ended December 31, 1996. As a percentage of total revenue, outsourcing services revenue decreased to 28.4% in the year ended December 31, 1997 from 53.0% in the year ended December 31, 1996. The increase in outsourcing services revenue in absolute dollars was primarily attributable to the addition of two new outsourcing contracts in late 1996 and one in 1997 and was partially offset by the recognition of lesser amounts of revenue under the percentage-of-completion method on existing outsourcing contracts that were in their later phases during 1997. The decrease in outsourcing services revenue as a percentage of total revenue reflects the increased contribution of license revenue to total revenue during the year ended December 31, 1997 when compared to the prior year. Outsourcing services remain a major component of the solutions offered by the Company, and the Company anticipates that such services will continue to account for a significant portion of total revenue for the foreseeable future.

  License. License revenue was $21,826,000 in the year ended December 31, 1997, or 54.2% of total revenue, compared to $6,526,000, or 33.9% of total revenue, in the year ended December 31, 1996. The increase in license revenue for 1997 was primarily attributable to the delivery of licensed software to additional end users and to increased license fees from value added integrators.

  Other Services. Other services revenue increased 179.0% to $7,028,000 in the year ended December 31, 1997 from $2,519,000 in the year ended December 31, 1996. As a percentage of total revenue, other services revenue was 17.4% in the year ended December 31, 1997 and 13.1% in the year ended December 31, 1996. The increase in other services revenue in absolute dollars was primarily attributable to an increase in consulting, training and client support services relating to the Company's year 2000 products and services.

 Cost of Revenue

  Cost of Outsourcing Services Revenue. Cost of outsourcing services revenue consists primarily of salaries, benefits and overhead costs associated with delivering outsourcing services to clients. The cost of outsourcing services revenue increased 12.3% to $9,536,000 in the year ended December 31, 1997 from $8,488,000 for the year ended December 31, 1996. Cost of outsourcing services revenue as a percentage of outsourcing services revenue remained flat at 83.3% in the years ended December 31, 1997 and 1996. The increase in costs of outsourcing services revenue in absolute dollars was due primarily to the addition of resources necessary to provide services under new outsourcing contracts.

  Cost of License Revenue. Cost of license revenue consists primarily of salaries, benefits, amortization expense of intangibles related to the MDI acquisition and related overhead costs associated with license-related materials packaging and freight. Cost of license revenue was $690,000 in the year ended December 31, 1997, or 3.2% of license revenue. Cost of license revenue was $162,000, or 2.5% of license revenue, in the year ended December 31, 1996. The increase in cost of license revenue in absolute dollars was primarily attributable to the addition of employees and related resources to support additional end users and value added integrators.

  Cost of Other Services Revenue. Cost of other services revenue consists primarily of salaries, benefits and related overhead costs associated with delivering other services to clients. Cost of other services revenue increased 82.8% to $5,357,000 in the year ended December 31, 1997 from $2,931,000 in the year ended December 31, 1996. Cost of other services revenue as a percentage of other services revenue decreased to 76.2% in the year ended December 31, 1997 from 116.4% in the year ended December 31, 1996. Costs exceeded revenues in the year ended December 31, 1996 primarily as a result of expected overruns on one significant pilot engagement, which subsequently became a significant product license in 1997. Costs increased in absolute dollars in the year ended December 31, 1997 due to additional staffing in the Company's client support, training and consulting organizations related to additional customers for the Company's year 2000 products and services.

 Operating Expenses

  Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and related overhead costs for sales and marketing personnel; sales referral fees to third parties; advertising programs; and other promotional activities. Sales and marketing expenses increased 184.5% to $8,864,000 in the year ended December 31, 1997 from $3,116,000 in the year ended December 31, 1996. As a percentage of total revenue, sales and marketing expenses increased to 22.0% in the year ended December 31, 1997 from 16.2% in the year ended December 31, 1996. The increase in expenses in absolute dollars and as a percentage of revenue was primarily attributable to increased staffing, commissions, including an increase in sales referral fees to third parties, and promotional activities in conjunction with the launch of the Company's AutoEnhancer/2000 software in late 1996 and throughout 1997.

  Research and Development. Research and development expenses consist primarily of salaries, benefits and related overhead costs for engineering and technical personnel and outside engineering consulting services associated with developing new products and enhancing existing products. Research and development expenses increased 38.0% to $8,324,000 in the year ended December 31, 1997 from $6,033,000 in the year ended December 31, 1996. As a percentage of total revenue, research and development expenses decreased to 20.7% in the year ended December 31, 1997 from 31.4% in the year ended December 31, 1996. The increase in research and development expenses in absolute dollars was primarily attributable to increased staffing for the product development efforts for the Company's year 2000 products and services and mass change technologies, including an increase in staffing effected through new hires and internal transfers.

  General and Administrative. General and administrative expenses consist primarily of salaries and related costs for the finance and accounting, human resources, legal services, information systems and other administrative departments of the Company, as well as legal and accounting expenses and the amortization of intangible assets associated with the Vista acquisition. General and administrative expenses increased 32.7% to $4,312,000 in the year ended December 31, 1997 from $3,249,000 in the year ended December 31, 1996. As a percentage of total revenue, general and administrative expenses decreased to 10.7% in the year ended December 31, 1997 from 16.9% in the year ended December 31, 1996. The increase in general and administrative expenses in absolute dollars was primarily due to additions to the Company's administrative staff to support growth, higher professional fees and increases in other general corporate expenses as well as increased costs associated with being a publicly traded company.

  Acquired Research and Development and other Intangible Assets. As discussed in Note 3 to the consolidated financial statements, the Company recorded a charge to operations of $70,800,000 for the write-off of acquired in-process research and development, the value of which was determined based upon an independent appraisal. In addition, the Company recorded intangible assets of $5,503,000, which included approximately $4,800,000 of developed technology. The amounts allocated to intangible assets are being amortized on a straight-line basis over their expected useful lives of five years. Acquired technology included in the in-process write-off reflects the purchase price allocated to technology currently under development which is not yet considered technologically feasible and which had no alternative failure use at the time of the acquisition.

  Interest Income (Expense), Net. Interest income and expense is primarily composed of interest income from cash balances and interest expense on debt. The Company had interest income, net of $948,000 in the year ended December 31, 1997 compared to interest expense, net of $296,000 in the year ended December 31, 1996. This change in interest income (expense), net was primarily attributable to increased interest income from increased cash balances resulting from the Company's initial public offering.

  Provision for Income Taxes. The Company's income tax provision (benefit) was $272,000 and ($143,000) in 1997 and 1996, respectively. The Company's effective tax rate for 1997 was significantly impacted by the write-off of the acquired in-process research and development which is not immediately deductible by the Company and for which a deferred tax asset valuation allowance was provided. Accordingly, the Company did not realize a tax benefit in 1997 as a result of its net loss. The provision was the result of an increase in taxable income and international taxes, which was substantially offset by the Company's expected utilization in 1997 of previously generated net operating loss carryforwards.

  The Company had net deferred tax assets of $23,870,000 and $2,178,000 at December 31, 1997 and 1996, respectively. The Company has provided a valuation allowance for the full amount of the net deferred tax assets, since the realization of these future benefits was not sufficiently assured. If the Company achieves profitability, these deferred tax assets may be available to offset future income tax liabilities and expense.

  Minority Interest in Consolidated Subsidiary. The minority interest in consolidated subsidiary represents the equity interest in the operating results of Persist, the Company's majority-owned Spanish subsidiary, held by stockholders of Persist other than the Company. The minority interest in consolidated subsidiary decreased to a loss of $4,000 in the year ended December 31,1997 from income of $24,000 in the year ended December 31, 1996. This change was the result of the decreased profitability of Persist. At December 31,1997 and 1996, the Company held a 63.0% equity interest in Persist.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

 Revenue

  Total revenue increased 3.9% to $19,235,000 in 1996 from $18,505,000 in 1995. This increase was primarily due to the initial licensing of the Company's AutoEnhancer/2000 software in 1996, as well as from an increase in other services revenue, which was offset by a significant decrease in outsourcing services revenue. International revenue increased 66.8% to $1,800,000 in 1996 from $1,079,000 in 1995. As a percentage of total revenue, international revenue increased to 9.4% in 1996 from 5.8% in 1995. Substantially all of the Company's international revenue during 1995 and 1996 was attributable to revenue generated by Persist.

  Outsourcing Services. Outsourcing services revenue decreased 37.9% to $10,190,000 in 1996 from $16,400,000 in 1995. As a percentage of total revenue, outsourcing services revenue decreased to 53.0% in 1996 from 88.6% in 1995. The decrease in outsourcing services revenue was primarily attributable to the recognition of lesser amounts of revenue under the percentage-of-completion method on two significant contracts that were in their later phases. In addition, as the Company began to focus more of its efforts in 1996 on the licensing of its AutoEnhancer/2000 software, the Company did not add a sufficient number of new outsourcing contracts to offset this decline in outsourcing services revenue.

  License. License revenue was $6,526,000 in 1996, or 33.9% of total revenue. License revenue was generated in 1996 from the introduction of the Company's AutoEnhancer/2000 software and was primarily attributable to three licenses, one of which was with a related party.

  Other Services. Other services revenue increased 19.7% to $2,519,000 in 1996 from $2,105,000 in 1995. As a percentage of total revenue, other services revenue increased to 13.1% in 1996 from 11.4% in 1995. The increase in other services revenue was primarily attributable to an increase in technology transfer revenue as well as the introduction of consulting and product training services for the Company's AutoEnhancer/2000 software. These increases were partially offset by a decrease in direct delivery services for one significant pilot year 2000 renovation.

 Cost of Revenue

  Cost of Outsourcing Services Revenue. Cost of outsourcing services revenue decreased 11.6% to $8,488,000 in 1996 from $9,602,000 in 1995. Cost of outsourcing services revenue increased as a percentage of outsourcing services revenue to 83.3% in 1996 from 58.5% in 1995. Although cost of outsourcing services revenue declined in absolute dollars from 1995 to 1996, the decline did not keep pace with the decreases in outsourcing services revenue. The increase in cost of outsourcing services revenue as a percentage of outsourcing services revenue was due primarily to the underutilization of personnel resulting from the lack of significant new outsourcing contracts in 1996, and, to a lesser extent, to cost overruns associated with a significant contract. In the third and fourth quarters of 1996, the Company re-deployed resources dedicated to outsourcing services from the delivery of those services to client support, consulting support and research and development.

  Cost of License Revenue. Cost of license revenue was $162,000 in 1996, or 2.5% of license revenue. There was no cost of license revenue in 1995. These costs were attributable to the introduction of the Company's AutoEnhancer/2000 software.

  Cost of Other Services Revenue. Cost of other services revenue increased 21.1% to $2,931,000 in 1996 from $2,421,000 in 1995. Cost of other services revenue also increased as a percentage of other services revenue to 116.4% in 1996 from 115.0% in 1995. Costs exceeded revenue in both years as a result of expected cost overruns for one significant pilot direct delivery client, which subsequently became a product licensee, as well as the increase in staffing of both client support and product training in anticipation of future revenue.

 Operating Expenses

  Sales and Marketing. Sales and marketing expenses increased 46.4% to $3,116,000 in 1996 from $2,129,000 in 1995. As a percentage of total revenue, sales and marketing expenses increased to 16.2% in 1996 from 11.5% in 1995. The increase in sales and marketing expenses during 1996 was primarily attributable to increased staffing, commissions, including an increase of approximately $350,000 in sales referral fees to third parties, and promotional activities in conjunction with the launch of the Company's AutoEnhancer/2000 software, as well as increased staffing to build third-party channels for the Company's products and services.

  Research and Development. Research and development expenses increased 254.3% to $6,033,000 in 1996 from $1,703,000 in 1995. As a percentage of total revenue, research and development expenses increased to 31.4% in 1996 from 9.2% in 1995. The increase in research and development expenses was primarily attributable to significant product development efforts relating to the Company's year 2000 products and services and mass change technologies, including an increase in staffing effected through new hires, the acquisition of Vista in January 1996 and internal transfers. At December 31, 1996, there were 59 full-time employees in research and development compared to 17 at December 31, 1995.

  General and Administrative. General and administrative expenses increased 37.8% to $3,249,000 in 1996 from $2,357,000 in 1995. As a percentage of total revenue, general and administrative expenses increased to 16.9% in 1996 from 12.7% in 1995. The increase in general and administrative expenses was primarily due to additions to the Company's administrative staff to support growth, higher professional fees and increases in other general corporate expenses.

  Interest Income (Expense), Net. Interest expense, net, increased 45.8% to $296,000 in 1996 from $203,000 for 1995. The increase was primarily attributable to increased average borrowings by the Company.

  Provision (Benefit) for Income Taxes. The Company's benefit for estimated income taxes increased to $143,000 in 1996 from $8,000 in 1995. The increase was the result of an increase in gross deferred tax assets, caused primarily by additional net operating loss carryforwards and tax credit carryforwards, which resulted in the reversal of the net deferred tax liability recorded as of December 31, 1995.

  Minority Interest in Consolidated Subsidiary. The minority interest in consolidated subsidiary decreased 44.2% to $24,000 in 1996 from $43,000 in 1995. The decrease was the result of the decreased profitability of Persist, partially offset by a decrease in the Company's equity interest in Persist. At December 31, 1996, the Company held a 63.7% equity interest in Persist compared to a 69.5% equity interest at December 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has financed its operations and capital expenditures primarily with the proceeds from sales of the Company's convertible preferred stock and common stock, borrowings, advance payments for services from clients and internally generated cash flows. The Company's cash balances were $11,340,000 and $7,388,000 at December 31, 1997 and 1996, respectively. The Company's working capital was $21,512,000 and $8,218,000, at December 31, 1997 and 1996,
respectively. On July 8, 1997, the Company closed an initial public offering of 4,025,000 shares (2,800,000 of which were offered by the Company and the balance by selling stockholders) of common stock at a price of $16.00 per share. The net proceeds to the Company from the offering after deducting offering expenses were $40,664,000. The Company used such proceeds for repayment of certain existing indebtedness and the MDI acquisition, and plans to use the remaining proceeds for research and development, working capital and general corporate purposes.

  The Company's operating activities provided cash of $774,000 and used cash of $2,342,000 during the years ended December 31, 1997 and 1996, respectively. The Company's generation of cash during the year ended December 31, 1997 was primarily caused by net income of $3,890,000 (excluding the non-cash write-off of acquired in process research and development of $70,800,000) plus non-cash depreciation and amortization expense of $1,327,000, a decrease in unbilled license revenue from related parties of $1,400,000 and an increase in accrued expenses and other liabilities of $897,000. These increases were partially offset by an increase in accounts receivable of $6,853,000.

  The Company used cash of $36,368,000 and $1,059,000 for investing activities during the years ended December 31, 1997 and 1996, respectively. Investing activities in 1997 consisted principally of the MDI acquisition and purchases of short-term investments and property and equipment, most notably computer equipment and software to support the growing employee base and corporate infrastructure. Although the Company has no significant commitments for capital expenditures in 1998, the Company expects to continue to purchase property and equipment to further develop its infrastructure.

  The Company's financing activities provided cash of $40,158,000 and $10,555,000 during the years ended December 31, 1997 and 1996, respectively. As discussed above, the 1997 period includes the net proceeds of the Company's initial public offering. In March 1996, the Company raised aggregate net proceeds of $5,408,000 in private placements of the Company's convertible preferred stock and common stock. Net proceeds from the sales of such shares were used for the Company's general working capital needs, to make scheduled debt payments and for treasury stock acquisitions.

  In May 1995, the Company issued a secured subordinated note payable for $924,000 with a face value of $1,000,000 and interest payable at 10% per annum. The note is subordinate to any bank debt and is collateralized by a second security interest in all of the assets of the Company. In addition, the note carries a prepayment premium and contains various restrictive covenants including, but not limited to, minimum earnings and limitations on certain interest coverage, debt and equity ratios. The note also included warrants with an ascribed value of $76,000 for the purchase of up to 312,500 shares of common stock for $1.60 per share. These warrants were exercised in July 1997. In July 1997, the Company used a portion of the net proceeds from the exercise of the detachable warrants and the initial public offering to repay the note in full.

  In September 1996, the Company obtained a revolving line of credit facility from a bank which bears interest at the bank's prime rate plus 0.5% (9.0% at December 31, 1997). The maximum borrowing under this line of credit is $3,500,000 and is limited to 75% of certain receivables plus 50% of costs and estimated earnings in excess of billings on uncompleted contracts, as defined by the line of credit agreement. The line of credit, which was extended on June 20, 1997, expires and all borrowings are payable in full on June 30, 1998. In addition to this line of credit, the Company also entered into an equipment financing agreement in September 1996. Under this agreement, the bank agreed to provide up to $1,500,000 for the purchase of certain equipment (as defined by the agreement) through June 30, 1997. Ratable principal and interest payments are payable during the period July 1, 1997 through June 1, 2000, and bear interest at the bank's prime rate plus 1% (9.5% at December 31, 1997). In November 1997, the bank agreed to amend certain financial covenants in connection with the MDI acquisition. Both of these agreements require the Company to comply with certain financial covenants and are secured by all of the assets of the Company. As of December 31, 1997, there were no borrowings outstanding, and $3,500,000 remained available, under the revolving credit facility and $561,000 was outstanding under the equipment financing agreement.

  To date, the Company has not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. Excess cash has been, and the Company contemplates that it will continue to be, invested in interest-bearing, investment grade securities.

  The Company anticipates that the net proceeds from the sale of common stock in its initial public offering, together with cash generated from operations and existing cash balances and advances available under its revolving credit line agreement will be adequate to finance its capital requirements for 1998. Thereafter, the

Company's cash requirements will depend on the results of future operations, which cannot be foreseen. To the extent that such sources are insufficient to finance the Company's capital requirements, the Company will be required to raise additional funds through bank borrowings or equity or debt financing. No assurance can be given that the Company will be able to borrow under, extend or increase its bank borrowings, or that such financing will be available on terms acceptable to the Company and, if available, such financing may result in further dilution to the Company's stockholders and higher interest expense.

  The Company began an assessment of certain of its internal computer hardware and software in connection with the year 2000 problem and expects to complete its assessment of such hardware and software in 1998. The Company expects that its business systems installed in 1997 will be year 2000 compliant through upgrades and maintenance thereto. The Company expects that costs related to providing that its internal computer hardware and software will be year 2000 compliant will not be material to the financial condition or results of operations of the Company and are not expected to be significant.

  In some cases, the Company warrants to its clients that its software will be year 2000 compliant generally subject to certain limitations or conditions. The Company also provides solutions consisting of products and services to address the year 2000 problem involving key aspects of a client's computer systems. A failure in a client's system or failure of the Company's software to be year 2000 compliant would result in substantial damages and therefore have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results--Potential for Contract Liability" and "Software Errors or Bugs."

FOREIGN CURRENCY

  Assets and liabilities of the Company's majority-owned foreign subsidiary are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at average exchange rates for the period. Accumulated net translation adjustments are included in stockholders' equity.

INFLATION

  To date, inflation has not had a material impact on Peritus' results of operations.

ACCOUNTING PRONOUNCEMENTS

  In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. This standard will require that an enterprise display an amount representing total comprehensive income for the period. SFAS No. 130 will be effective for the Company's year ending December 31, 1998. Adoption of SFAS No. 130 is for presentation only and will not affect the Company's financial position or results of operations.

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

  In October 1997, the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants issued SOP 97-2, "Software Revenue Recognition." SOP 97-2 provides guidance on the timing and amount of revenue recognition when licensing, selling, leasing or otherwise marketing computer software and is effective for transactions entered into during fiscal years beginning after December 15, 1997. On March 18, 1998, the FASB cleared a new SOP that provides for the one-year deferral of certain provisions of SOP 97-2 pertaining to its requirements for what constitutes vendor specific evidence of the fair value of multiple elements included in an arrangement. It is AcSEC's intention to immediately begin a project to consider whether guidance is needed on any restrictions that should be placed on what constitutes evidence of fair value and, if so, what the guidance should be. Because of the uncertainties with respect to the outcome of any such project, the Company believes that the impact of the deferred provisions of SOP 97-2 on its financial position or results of operations upon expiration of the one-year deferral period is not currently determinable. However, the Company believes that those provisions of SOP 97-2 that have not been deferred, and therefore are applicable commencing January 1, 1998, will not materially affect its financial position or results of operations.

  In February 1998, AcSEC issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 establishes the accounting for costs of software products developed or purchased for internal use, including when such costs should be capitalized. The Company does not expect SOP 98-1, which is effective for the Company beginning January 1, 1999, to have a significant impact on the Company's financial condition or results of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS

  From time to time, information provided by the Company or statements made by its employees may contain "forward-looking" statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements.

  This Form 10-K may contain forward looking statements which involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in such statements. Certain factors that could cause such a difference include, without limitation the following:

Limited Operating History

  The Company was founded in August 1991 and began operations in 1992. Most of the Company's revenue to date has been attributable to software maintenance outsourcing and other services, and the Company had no license revenue prior to 1996. The Company's software maintenance AutoEnhancer/2000 and VANTAGE YR 2000 software, which the Company anticipates will provide the principal source of new license revenue for the foreseeable future, has a limited history of client acceptance and use. Accordingly, the Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by organizations in their early stage of development, particularly companies in new and rapidly evolving markets. To address these risks, the Company must, among other things, respond to competitive developments, continue to attract, retain and motivate qualified management and other employees, continue to upgrade its technologies and commercialize products and services that incorporate such technologies and achieve market acceptance for its products and services. There can be no assurance that the Company will be successful in addressing such risks.

Potential Fluctuations in Quarterly Performance

  The Company's revenue and operating results have varied substantially from quarter to quarter. The Company's quarterly operating results may continue to fluctuate due to a number of factors, including the timing, size and nature of the Company's individual outsourcing, technology transfer, insourcing and licensing transactions; unforeseen difficulties in performing such transactions; the performance of the Company's value added integrators and distributors; the timing of the introduction and the market acceptance of new services, products or product enhancements by the Company or its competitors; the relative proportions of revenue derived from license fees and professional services; changes in the Company's operating expenses; personnel changes; foreign currency exchange rates and fluctuations in economic and financial market conditions.

  The timing, size and nature of individual outsourcing, technology transfer, insourcing and licensing transactions are important factors in the Company's quarterly operating results. Many such transactions involve large dollar amounts, and the sales cycle for these transactions is often lengthy and unpredictable. In addition, the sales cycle associated with these transactions is subject to a number of uncertainties, including clients' budgetary constraints, the timing of clients' budget cycles and clients' internal approval processes. There can be no assurance that the Company will be successful in closing such large transactions on a timely basis or at all. In addition, as the Company begins to derive a greater proportion of total revenue from license revenue, the Company may realize a disproportionate amount of its revenue and income in the last month of each quarter and, as a result, the magnitude of quarterly fluctuations may not become evident until late in, or at the end of, a given quarter. Accordingly, delays in product delivery or in the closing of sales near the end of a quarter could cause quarterly revenue and, to a greater degree, operating results to fall substantially short of anticipated levels. Most of the Company's outsourcing engagements are performed on a fixed-price basis and, therefore, the Company bears the risk of cost overruns and inflation. A significant percentage of the Company's revenue derived from these engagements is recognized on the percentage-of-completion method, which requires revenue to be recorded over the term of a client contract. A loss is recorded at the time when current estimates of project costs exceed unrecognized revenue. The Company's operating results may be adversely affected by inaccurate estimates of contract completion costs.

  The Company's expense levels are based, in part, on its expectations as to future revenue and are fixed, to a large extent, in the short term. As a result, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenue in relation to the Company's expectations would have an immediate and material adverse effect on the Company's business, financial condition and results of operations. The timing of any expense increases in research and development, client technical support and professional services staff, sales force and administrative infrastructure and the rate at which new personnel become productive could cause material fluctuations in quarterly and annual results of operations.

  Due to all of the foregoing factors, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and that such comparisons cannot be relied upon as indicators of future performance. There can be no assurance that future revenue and operating results will not vary substantially. It is also possible that in a quarter the Company's operating results will be below the expectations of public market analysts and investors. In either case, the price of the Company's Common Stock could be materially adversely affected.

Dependence on Year 2000 Market

  The growth in the Company's revenue in 1996 and 1997 resulted primarily from increased demand for the Company's services and products relating to resolution of the year 2000 problem. Although the Company believes that the market for products and services relating to the year 2000 problem will grow as the year 2000 approaches, there can be no assurance that this market will develop to the extent anticipated by the Company, if at all. Significant expense for sales and marketing may be required to inform potential clients of the year 2000 problem and the need for products and services addressing the problem. There can be no assurance that the year 2000 solution providers will devote the resources necessary to effectively inform potential clients of this problem or that potential clients will understand or acknowledge the problem. In addition, affected organizations may not be willing or able to allocate the resources, financial or otherwise, to address the problem in a timely manner. Many organizations may attempt to resolve the problem internally rather than contract with outside firms such as the Company and value added integrators to which the Company licenses its software products. Due to these factors, development of the market for year 2000 products and services is uncertain and unpredictable. If the market for year 2000 products and services fails to grow, or grows more slowly than anticipated, the Company's business, financial condition and results of operations could be materially adversely affected.

Need to Develop Additional Products and Services

  The Company currently generates significant revenue from, and devotes significant resources to, products and services that address the year 2000 problem. Although the Company believes that the demand for its products and services relating to the year 2000 problem will continue to exist for some time after the year 2000, this demand will diminish significantly over time and will eventually disappear. There can be no assurance that the Company will be able to expand successfully its business beyond the year 2000 market. Specifically, there can be no assurance that mass change markets such as those associated with Europe's expected conversion to the euro currency or Japan's anticipated telephone number expansion will develop or reach the size currently estimated or that the Company will successfully develop or market products and services capable of handling such mass changes. The failure to diversify and develop additional products and services would have a material adverse effect on the Company's business, financial condition and results of operations

Concentration of Clients and Credit Risk

  To date, the Company's revenue has been dependent on a few major clients, Bull, Stratus, Computervision, Met Life, IBM and Merrill Lynch. Most of the Company's contracts with its clients are terminable at will by either party upon written notice in accordance with the terms of the contract, at which time payment for services rendered to date is due. In addition, certain contracts provide for limited price protection and related notice provisions that could require the Company to adjust the pricing provisions of these contracts. To date, the Company has not made any such adjustments. Although the Company's largest clients have varied from period to period, the Company anticipates that its results of operations in any given period will continue to depend to a significant extent upon revenue from a small number of clients. There can be no assurance that the Company's major clients will continue to purchase products and services from the Company at current levels, if at all, or that the Company will be able to replace revenue from such clients with revenue from other clients. The loss of, or a significant reduction in revenue from, any of the Company's major clients could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, with such a large percentage of the Company's revenue attributable to a small number of clients, the loss of one or more major clients could have a material adverse effect on the Company's liquidity.

Management of Growth

  The Company's business has grown significantly in size and complexity over the past three years. In addition, the number of employees increased during the same period, and the Company may hire additional personnel in the future. The growth in the size and complexity of the Company's business as well as its client base has placed and is expected to continue to place a significant strain on the Company's management and operations. Certain members of the Company's senior management team have been with the Company for a limited time and the Company's senior management has had limited experience in managing publicly traded companies. The Company anticipates that continued growth, if any, will require it to recruit and hire a substantial number of new development, managerial, finance, sales and marketing and support personnel. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in hiring or retaining such personnel. The Company's ability to compete effectively and to manage future growth, if any, will depend on its ability to continue to implement and improve operational, financial and management information systems on a timely basis and to expand, train, motivate and manage its work force. There can be no assurance that the Company's personnel, systems, procedures and controls will be adequate to support the Company's operations.

Dependence Upon Third-Party Channels; Potential for Channel Conflict

  The Company offers its products and services directly to end users through its sales force and indirectly through third-party channels, which include value added integrators and distributors. The Company expects to rely to a significant degree on its value added integrators and distributors to provide sales and marketing presence and name recognition, as well as the resources necessary to offer large-scale, comprehensive software maintenance solutions, including solutions relating to the year 2000 problem. Although the Company dedicates significant resources to develop its indirect channels, there can be no assurance that the Company will be able to attract and retain a sufficient number of qualified firms to successfully sell and market its products. While the Company has granted exclusive marketing rights to certain distributors in defined geographic territories, these firms are not prohibited from entering into similar arrangements with the Company's competitors. The failure of the Company to maintain its current third-party channels or develop other third-party channels, the Company's inability to adequately support the requirements of its third-party channels, the development of competitive products and services by the Company's value added integrators and distributors or the entry by such firms into alliances with competitors of the Company would substantially limit the Company's ability to provide its products and services and, accordingly, would have a material adverse effect on the Company's business, financial condition and results of operations.

  Selling through indirect channels may also limit the Company's contacts with end users of its products and services. As a result, the Company's ability to accurately forecast sales, evaluate client satisfaction and recognize emerging client requirements may be hindered. The Company's strategy of selling its products directly to end users and indirectly through third-party channels may result in distribution channel conflicts. The Company's direct sales efforts may compete with those of its indirect channels and, to the extent different value added integrators and distributors target the same clients, they may also come into conflict with each other. There can be no assurance that channel conflicts will not materially adversely affect its relationship with existing value added integrators or distributors or adversely affect its ability to attract new value added integrators and distributors. In addition, if the Company is successful in increasing product sales through third-party channels, the Company expects that any material increase in the Company's indirect sales as a percentage of total revenue may materially adversely affect the Company's average selling prices and gross margins due to potentially lower average license fees from indirect channels.

Competition

  The market for the Company's products and services is intensely competitive and is characterized by rapid changes in technology and user needs and the frequent introduction of new products. The anticipated growth in the mass change and year 2000 industries is expected to attract additional competitors, some of which may offer additional products and services. There are no significant barriers to entry in the year 2000 industry. In addition, the Company faces competition in the software maintenance outsourcing services market. A number of the Company's competitors are more established, benefit from greater name recognition and have substantially greater financial, technical and marketing resources than those of the Company and certain of the Company's value added integrators and distributors. As a result, there can be no assurance that the Company's products and services, including the solutions offered by the Company's value added integrators and distributors, will compete effectively with those of their respective competitors. The Company's value added integrators and distributors may also offer or develop products and services that compete with the Company's products and services. There can be no assurance that such value added integrators and distributors will not give higher priority to the sales of these or other competitive products and services. See "Business--Competition."

Competitive Market for Technical Personnel

  The future success of the Company's growth strategy will depend to a significant extent on its ability to attract, train, motivate and retain highly skilled software professionals, particularly project managers, software engineers and other senior technical personnel. The Company believes that there is a shortage of, and significant competition for, software development professionals with the skills and experience necessary to perform the services offered by the Company. The Company's ability to maintain and renew existing engagements and obtain new business depends, in large part, on its ability to hire and retain technical personnel with the IT skills that keep pace with continuing changes in software evolution, industry standards and technologies and client preferences. The inability to hire additional qualified personnel could impair the Company's ability to satisfy its growing client base, requiring an increase in the level of responsibility for both existing and new personnel. There can be no assurance that the Company will be successful in retaining current or future employees.

Fixed-Price, Fixed-Time Contracts

  As a core element of its business philosophy, the Company's strategy is to offer its outsourcing and technology transfer services on fixed-price, fixed-time frame contracts, rather than contracts in which payment to the Company is determined solely on a time-and-materials basis. These contracts are terminable by either party generally upon prior written notice. Although the Company uses its proprietary tools and methodologies and its past project experience to reduce the risks associated with estimating, planning and performing the fixed-price projects, the Company's standard outsourcing and technology transfer agreements provide for a fixed-fee based on projected reductions in a client's maintenance costs and increases in a client's maintenance productivity. The Company's failure to estimate accurately the resources, costs and time required for a project or its failure to complete its contractual obligations within the time frame committed could have a material adverse effect on the Company's business, financial condition and results of operations.

Potential for Contract Liability

  The Company's products and services relating to software maintenance, especially solutions addressing the year 2000 problem, involve key aspects of its clients' computer systems. A failure in a client's system could result in a claim for substantial damages against the Company, regardless of the Company's responsibility for such failure. The Company attempts to limit contractually its liability for damages arising from negligent acts, errors, mistakes or omissions in rendering its products and services. Despite this precaution, there can be no assurance that the limitations of liability set forth in its contracts would be enforceable or would otherwise protect the Company from liability for damages. Additionally, the Company maintains general liability insurance coverage, including coverage for errors and omissions. However, there can be no assurance that such coverage will continue to be available on acceptable terms, or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The successful assertion of one or more large claims against the Company that exceed available insurance coverage or changes in the Company's insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, litigation, regardless of its outcome, could result in substantial cost to the Company and divert managements's attention from the Company's operations. Any contract liability claim or litigation against the Company could, therefore, have a material adverse effect on the Company's business, financial conditions and results of operations.

Software Errors or Bugs

  The Company's software products and tools are highly complex and sophisticated and could from time to time contain design defects or software errors that could be difficult to detect and correct. Errors, bugs or viruses may result in loss of or delay in market acceptance, a failure in a client's system or loss or corruption of client data. Although the Company has not experienced material adverse effects resulting from any software defects or errors, there can be no assurance that, despite testing by the Company and its clients, errors will not be found in new products, which errors could have a material adverse effect upon the Company's business, financial condition and results of operations.

Integration of Acquisitions

  In December 1997, the Company acquired certain assets and assumed certain liabilities of the MDI business from APU and in January 1996, the Company acquired Vista, a developer of computer-aided engineering software . Although the Company has no existing commitments or agreements regarding any acquisitions, it may in the future seek acquisitions of businesses, products and technologies that are complementary to those of the Company. There can be no assurance that the Company will ultimately effect any such acquisition, or that the

Company will be able to integrate successfully into its operations any business that it may acquire. The process of integrating an acquired company's business into the Company's operations may result in ongoing and extraordinary operating difficulties and expenditures, may absorb significant management attention that would otherwise be available for the ongoing development of the Company's business and may result in charges to operating results. In addition, future acquisitions by the Company could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. Acquisitions also involve other risks, including entering markets in which the Company has limited or no direct prior experience and the potential loss of key employees. There can be no assurance that a given acquisition, whether or not consummated, would not have a material adverse effect on the Company's business, financial condition and results of operations.

Limited Protection of Proprietary Rights

  The Company relies on a combination of patent, copyright, trademark and trade secret laws and license agreements to establish and protect its rights in its software products and proprietary technology. In addition, the Company currently requires its employees and consultants to enter into nondisclosure and assignment of invention agreements to limit use of, access to and distribution of its proprietary information. There can be no assurance that the Company's means of protecting its proprietary rights in the United States or abroad will be adequate. The laws of some foreign countries may not protect the Company's proprietary rights as fully or in the same manner as do the laws of the United States. Also, despite the steps taken by the Company to protect its proprietary rights, it may be possible for unauthorized third parties to copy aspects of the Company's products, reverse engineer, develop similar technology independently or obtain and use information that the Company regards as proprietary. Furthermore, there can be no assurance that others will not develop technologies similar or superior to the Company's technology or design around the proprietary rights owned by the Company.

  The Company has entered into license agreements with clients that allow these clients access to and use of the Company's AutoEnhance/2000 an Vantage YR 2000 software source code for certain purposes. Access to the Company's source code may increase the likelihood of misappropriation or misuse by third parties.

  The Company has filed six patent applications with the United States Patent and Trademark Office (the "PTO") pertaining to technologies, processes and methodologies with respect to the Company's software. None of these patents has been granted and there can be no assurance that a patent will be issued pursuant to any of these applications or that, if granted, such patent would survive a legal challenge to its validity or provide meaningful or significant protection to the Company. Some competitors of the Company have announced the filing with the PTO of patent applications relating to fixing and assessing the year 2000 problem. The Company expects that the risk of infringement claims against the Company might increase because its competitors might successfully obtain patents for software products and processes or because new and overlapping processes and methodologies used in such services will become more pervasive, increasing the likelihood of infringement. There can be no assurance that third parties will not assert infringement claims against the Company in the future, that the assertion of such claims will not result in litigation or that the Company would prevail in such litigation or be able to obtain a license for the use of any infringed intellectual property from a third party on commercially reasonable terms, if at all. Furthermore, litigation, regardless of its outcome, could result in substantial cost to the Company and divert management's attention from the Company's operations. Any infringement claim or litigation against the Company could, therefore, have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company maintains trademarks and service marks to identify its various service offerings, products and software. Although the Company has registered and trademark and one service mark with the PTO and has several trademark and service mark applications pending in the United States and foreign jurisdictions, not all of the applications have been granted and, even if granted, there can be no assurance that a particular trademark or service mark will survive a legal challenge to its validity or provide meaningful or significant protection to the Company. In some cases, entities other than the Company are using certain trademarks and service marks, either in jurisdictions in which the Company has not filed an application or in which the Company is using a mark in a different manner than a third party. There may be some risk of infringement claims against the Company in the event that a service or product of the Company is too similar to that of another entity that is using a similar mark.

Dependence on Third-Party Technology

  The Company's proprietary software is currently designed, and may in the future be designed to work on or in conjunction with certain third-party hardware and/or software products. If any of these current or future third-party vendors were to discontinue making their products available to the Company or to licensees of the Company's software or to increase materially the cost to the Company or its licensees to acquire, license or purchase the third-party vendors' products, or if a material problem were to arise in connection with the ability of the Company to design its software to properly use or operate with third-party hardware and/or software products, the Company would be required to redesign its software to function with or on alternative third-party products or attempt to develop internally a replacement for the third-party products. In such an event, interruptions in the availability or functioning of the Company's software and delays in the introduction of new products and services may occur until equivalent technology is obtained. There can be no assurance that an alternative source of suitable technology would be available or that the Company would be able to develop an alternative product in sufficient time or at a reasonable cost. The failure of the Company to obtain or develop alternative technologies or products on a timely basis and at a reasonable cost could have a material adverse effect on the Company's business, financial condition and results of operations.

Rapid Technological Change

  The market for the Company's products and services is characterized by rapidly changing technology, evolving industry standards and new product introductions and enhancements that may render existing products obsolete. As a result, the Company's market position could erode rapidly due to unforeseen changes in the features and functionality of competing products. The Company's future success will depend in part upon its ability to enhance its existing products and services and to develop and introduce new products and services to meet changing client requirements. The process of developing products and services such as those offered by the Company is extremely complex and is expected to become increasingly complex and expensive in the future with the introduction of new platforms and technologies. There can be no assurance that the Company will successfully complete the development of new products in a timely fashion or that the Company's current or future products will satisfy the needs of its target market.

Risks Associated with International Operations

  The Company has subsidiaries in Spain and India and distributors in Canada, Europe and Japan, and intends to expand its international sales activities as part of its business strategy. In 1997, about fifty percent, and in 1996 and 1995 substantially all, of the Company's international revenue has been attributable to revenue generated by the Company's majority-owned Spanish subsidiary, Persist. S.A. In order to expand international sales, the Company must establish additional foreign operations, hire additional personnel and establish relationships with additional value added integrators and distributors. This will require significant management attention and financial resources and could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, there can be no assurance that the Company will be able to address international market demand for the Company's products and services. The Company's international sales are primarily denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in those markets. In addition, the Company's international business may be subject to a variety of risks, including difficulties in collecting international accounts receivable or obtaining U.S. export licenses, potentially longer payment cycles, increased costs associated with maintaining international marketing efforts, the introduction of non-tariff barriers and higher duty rates and difficulties in enforcement of contractual obligations and intellectual property rights. There can be no assurance that such factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition or results of operations.

Dependence on India Offshore Software Development Center

  The Company has established an offshore software development center in Bangalore, India that is intended to provide the Company with a cost advantage as well as the ability to provide 24-hour coverage for its outsourcing services clients. To provide its service delivery model, the Company must maintain communications between its offices, the offices of its clients in the U.S. and the Bangalore offshore software development facility. Any loss of the Company's ability to transmit voice and data through satellite communications to India could have a material adverse effect on the Company's business, financial condition and results of operations. In the past, India has experienced significant inflation, low growth in gross domestic product and shortages of foreign exchange. India also has experienced civil unrest and terrorism and, in the past, has been involved in conflict with neighboring countries. No assurance can be given that the Company will not be adversely affected by changes in inflation, interest rates, taxation, social stability or other political, economic or diplomatic developments in or affecting India in the future. In addition, the Indian government has exercised and continues to exercise significant influence over many aspects of the Indian economy, and Indian government actions concerning the economy could have material adverse effect on private sector entities, including the Company. During recent years, India's government has provided significant tax incentives and relaxed certain regulatory restrictions in order to encourage foreign investment in specified sectors of the economy, including the software development industry. Certain of those benefits that directly affect the Company include, among others, tax holidays, liberalized import and export duties and preferential rules on foreign investment and repatriation. Notwithstanding these benefits, however, India's central and state governments remain significantly involved in the Indian economy. The elimination of any of the benefits realized by the Company from its Indian operations could have a material adverse effect on the Company's business financial condition and results of operations.

Immigration Issues

  The Company believes that its success in part has resulted from its ability to attract and retain persons with technical and project management skills from other countries. Certain of the Company's U.S.-based employees were working for the Company in the H-1B, non-immigrant work permitted visa classification. There is a limit on the number of new H-1B petitions that the Immigration and Naturalization Service may approve in any government fiscal year, and in years in which this limit is reached, the Company may be unable to obtain H-1B visas necessary to bring critical foreign employees to the U.S. Compliance with existing U.S. immigration laws, or changes in such laws making it more difficult to hire foreign nationals or limiting the ability of the Company to retain H-1B employees in the U.S., could require the Company to incur additional unexpected labor costs and expenses. Any such restrictions or limitations on the Company's hiring practices could have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence on Government Contracts

  One of the Company's strategies is to sell its products and services directly or indirectly to state, federal and foreign government agencies. Any failure to obtain a contract award, or a delay on the part of a government agency in making the award or of ordering products and services under an awarded contract, could have a material adverse effect on the financial performance of the Company within a given period. Other risks involved in government sales are the larger discounts (and thus lower margins) typically involved in government sales, the dependence of the Company on the ability of the prime contractor to obtain the award, the unpredictability of funding for various government programs, the ability of the government agency to unilaterally terminate the prime contract, and the dependence on the creditworthiness of the prime contractor (some of which are relatively small organizations without substantial funds). The Company anticipates that government sales may constitute a significant but fluctuating portion of its revenue in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        PERITUS SOFTWARE SERVICES, INC.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements:
  Report of Independent Accountants........................................  39
  Consolidated Balance Sheet as of December 31, 1997 and 1996..............  40
  Consolidated Statement of Operations for the three years ended December
   31, 1997................................................................  41
  Consolidated Statement of Changes in Stockholders' Equity for the three years ended December 31, 1997...........................................  42
  Consolidated Statement of Cash Flows for the three years ended December
   31, 1997................................................................  44
  Notes to Consolidated Financial Statements...............................  46
Financial Statement Schedule:
  For the three years ended December 31, 1997
    II. Valuation and Qualifying Accounts..................................  64

  All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Peritus Software Services, Inc.

  In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Peritus Software Services, Inc. and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Price Waterhouse LLP

Boston, Massachusetts
January 27, 1998

                        PERITUS SOFTWARE SERVICES, INC.

                           CONSOLIDATED BALANCE SHEET
                   (IN THOUSANDS, EXCEPT SHARE-RELATED DATA)

                                                                DECEMBER 31,
                                                              -----------------
                                                                1997     1996
                                                              --------  -------
ASSETS
Current assets:
 Cash and cash equivalents..................................  $ 11,340  $ 7,388
 Short-term investments.....................................     3,000      --
 Accounts receivable, net of allowance for doubtful accounts of $95 and $30, respectively and including amounts
  receivable from related parties of $289 and $260,
  respectively..............................................    13,287    4,163
 Costs and estimated earnings in excess of billings on
  uncompleted contracts, including amounts on uncompleted
  contracts with related parties of $250 and $562,
  respectively..............................................     2,547    2,195
 Unbilled license revenue from related parties..............       --     1,400
 Prepaid expenses and other current assets..................       710      119
                                                              --------  -------
 Total current assets.......................................    30,884   15,265
 Property and equipment, net................................     3,859    1,970
 Intangible and other assets, net...........................     5,787      490
                                                              --------  -------
                                                              $ 40,530  $17,725
                                                              ========  =======
LIABILITIES, REDEEMABLE STOCK AND STOCKHOLDERS' EQUITY
 (DEFICIT)
Current liabilities:
 Current portion of capital lease obligations...............  $     51  $    74
 Current portion of long-term debt..........................       292      225
 Accounts payable...........................................     1,650      497
 Billings in excess of costs and estimated earnings on
  uncompleted contracts.....................................       976      902
 Deferred revenue...........................................     2,886    3,262
 Other accrued expenses and current liabilities.............     3,518    2,087
                                                              --------  -------
 Total current liabilities..................................     9,373    7,047
Capital lease obligations...................................       144      201
Long-term debt..............................................       269    1,337
                                                              --------  -------
 Total liabilities..........................................     9,786    8,585
                                                              --------  -------
Minority interest in consolidated subsidiary................       159      155
                                                              --------  -------
Commitments (Note 15).......................................       --       --
                                                              --------  -------
Redeemable convertible preferred stock, no par value:
 Series A--0 shares authorized, issued and outstanding at
  December 31, 1997; 1,903,525 shares authorized, issued and outstanding at issuance cost plus accretion and accrued
  dividends (liquidation preference $7,281) at December 31,
  1996......................................................       --     5,912
 Series B--0 shares authorized, issued and outstanding at
  December 31,1997; 1,818,182 shares authorized, issued and
  outstanding at issuance cost plus accretion and accrued
  dividends (liquidation preference $6,000) at December 31,
  1996......................................................       --     6,107
Redeemable common stock right...............................       --       268
                                                              --------  -------
                                                                   --    12,287
                                                              --------  -------
Stockholders' equity (deficit):
 Class A common stock, no par value; 0 and13,295,000 shares
  authorized at December 31, 1997 and 1996, respectively; 0
  and 6,033,614 shares issued and outstanding, at December
  31, 1997 and 1996, respectively...........................       --     2,207
 Class B non-voting common stock, no par value; 0 and
  275,000 shares authorized at December 31, 1997 and 1996,
  respectively; 0 and 101,196 shares issued and outstanding
  at December 31, 1997 and 1996, respectively...............       --       164
 Common stock, $.01 par value; 50,000,000 shares authorized;
  15,361,800 and 0 shares issued and outstanding at December
  31, 1997 and 1996, respectively...........................       154      --
 Additional paid-in capital.................................   103,808      --
 Accumulated deficit........................................   (73,235)  (5,593)
 Note receivable from stockholder...........................       (58)     (58)
 Cumulative translation adjustment..........................       (84)     (22)
                                                              --------  -------
 Total stockholders' equity (deficit).......................    30,585   (3,302)
                                                              --------  -------
                                                              $ 40,530  $17,725
                                                              ========  =======

  The accompanying notes are an integral part of these consolidated financial statements.

                        PERITUS SOFTWARE SERVICES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                 (IN THOUSANDS, EXCEPT PER SHARE-RELATED DATA)

                                                    YEAR ENDED DECEMBER 31,
                                                   ---------------------------
                                                     1997      1996     1995
                                                   --------  --------  -------
Revenue:
  Outsourcing services, including $4,478, $4,943
   and $10,114 from related parties,
   respectively................................... $ 11,447  $ 10,190  $16,400
  License, including $0, $1,500 and $0 from
   related parties, respectively..................   21,826     6,526      --
  Other services..................................    7,028     2,519    2,105
                                                   --------  --------  -------
    Total revenue.................................   40,301    19,235   18,505
                                                   --------  --------  -------
Cost of revenue:
  Cost of outsourcing services, including $2,467,
   $1,984 and $3,318 from related parties,
   respectively...................................    9,536     8,488    9,602
  Cost of license.................................      690       162      --
  Cost of other services..........................    5,357     2,931    2,421
                                                   --------  --------  -------
    Total cost of revenue.........................   15,583    11,581   12,023
                                                   --------  --------  -------
Gross profit......................................   24,718     7,654    6,482
                                                   --------  --------  -------
Operating expenses:
  Sales and marketing.............................    8,864     3,116    2,129
  Research and development........................    8,324     6,033    1,703
  General and administrative......................    4,312     3,249    2,357
  Write off of acquired in-process research and
   development....................................   70,800       --       --
                                                   --------  --------  -------
    Total operating expenses......................   92,300    12,398    6,189
                                                   --------  --------  -------
    Income (loss) from operations.................  (67,582)   (4,744)     293
Interest income...................................    1,163        48       18
Interest expense..................................     (215)     (344)    (221)
                                                   --------  --------  -------
  Income (loss) before income taxes and minority
   interest in consolidated subsidiary............  (66,634)   (5,040)      90
Provision (benefit) for estimated income taxes....      272      (143)      (8)
                                                   --------  --------  -------
  Income (loss) before minority interest in
   consolidated subsidiary........................  (66,906)   (4,897)      98
Minority interest in consolidated subsidiary......       (4)      (24)     (43)
                                                   --------  --------  -------
  Net income (loss)...............................  (66,910)   (4,921)      55
Accrual of dividends on Series A and B preferred
 stock............................................     (675)     (689)     --
Accretion to redemption value of redeemable
 stock............................................      (57)     (413)     --
                                                   --------  --------  -------
Net income (loss) available to common
 stockholders..................................... $(67,642) $ (6,023) $    55
                                                   ========  ========  =======
Net income (loss) per share:
  Basic........................................... $  (6.97) $  (1.02) $  0.01
                                                   ========  ========  =======
  Diluted......................................... $  (6.97) $  (1.02) $  0.01
                                                   ========  ========  =======
Weighted average shares outstanding:
  Basic...........................................    9,708     5,876    5,078
                                                   ========  ========  =======
  Diluted.........................................    9,708     5,876    6,456
                                                   ========  ========  =======
Pro forma basic and diluted net loss per share
 (unaudited)...................................... $  (5.78) $  (0.67)
                                                   ========  ========
Pro forma basic and diluted average shares
 outstanding (unaudited)..........................   11,574     7,394
                                                   ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        PERITUS SOFTWARE SERVICES, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   (IN THOUSANDS, EXCEPT SHARE-RELATED DATA)

                                                   CLASS A            CLASS B
                    COMMON STOCK                 COMMON STOCK       COMMON STOCK
                  ----------------- ADDITIONAL -----------------  ----------------                       RECEIVABLE  CUMULATIVE
                    NUMBER           PAID-IN    NUMBER             NUMBER           ACCUMULATED TREASURY    FROM     TRANSLATION
                  OF SHARES  AMOUNT  CAPITAL   OF SHARES  AMOUNT  OF SHARES AMOUNT    DEFICIT    STOCK   STOCKHOLDER ADJUSTMENT
                  ---------- ------ ---------- ---------  ------  --------- ------  ----------- -------- ----------- -----------
Balance,
December 31,
1994............         --  $ --   $     --   5,011,325  $  492       --   $ --      $   375    $ --       $ --        $ --
Purchase of
95,537 shares of
Class A common
stock for
treasury........                                                                                  (153)
Issuance of
common stock....                                                     4,375      7
Sale of common
stock pursuant
to employee
stock purchase
plan............                                                    95,537    153
Purchase of 625
shares of Class
B common stockp
for treasury....                                                                                    (1)
Effect of
accelerating
vesting of
certain common
stock options...                                              36
Issuance of
common stock
warrants........                                              76
Sale of common
stock pursuant
to stock
agreement.......                                 512,500     758
Sale of common
stock puruant to
exercise of
stock options...                                   1,250    (146)                                  150
Net income......                                                                           55
                  ---------- -----  ---------  ---------  ------   -------  -----     -------    -----      -----       -----
Balance,
December 31,
1995............         --    --         --   5,525,075   1,216    99,912    160         430       (4)       --          --
Purchase of
189,588 shares
of Class A
common stock for
treasury........                                                                                  (531)
Issuance of
common stock....                                 431,515   1,027                                   201
Exercise of
employee stock
options,
including
related
receivable from
stockholder.....                                  36,250      58                                              (58)
Effect of
accelerating
vesting of
certain common
stock options...                                             118
Sale of common
stock pursuant
to exercise of
stock options...                                 158,587     118     1,909      5                    3
Retirement of
treasury stock..                                (117,813)   (330)     (625)    (1)                 331
Accural of
cumulative
dividends on
redeemable
convertible
preferred stock
and accretion to
redemption value
on redeemable
stock...........                                                                       (1,102)
Cumulative
translation
adjustment......                                                                                                          (22)
Net loss........                                                                       (4,921)
                  ---------- -----  ---------  ---------  ------   -------  -----     -------    -----      -----       -----
Balance,
December 31,
1996............         --  $ --   $     --   6,033,614  $2,207   101,196  $ 164     $(5,593)   $ --       $ (58)      $ (22)
                       TOTAL
                   STOCKHOLDER'S
                  EQUITY (DEFICIT)
                  ----------------
Balance,
December 31,
1994............      $   867
Purchase of
95,537 shares of
Class A common
stock for
treasury........         (153)
Issuance of
common stock....            7
Sale of common
stock pursuant
to employee
stock purchase
plan............          153
Purchase of 625
shares of Class
B common stockp
for treasury....           (1)
Effect of
accelerating
vesting of
certain common
stock options...           36
Issuance of
common stock
warrants........           76
Sale of common
stock pursuant
to stock
agreement.......          758
Sale of common
stock puruant to
exercise of
stock options...            4
Net income......           55
                  ----------------
Balance,
December 31,
1995............        1,802
Purchase of
189,588 shares
of Class A
common stock for
treasury........         (531)
Issuance of
common stock....        1,228
Exercise of
employee stock
options,
including
related
receivable from
stockholder.....          --
Effect of
accelerating
vesting of
certain common
stock options...          118
Sale of common
stock pursuant
to exercise of
stock options...          126
Retirement of
treasury stock..          --
Accural of
cumulative
dividends on
redeemable
convertible
preferred stock
and accretion to
redemption value
on redeemable
stock...........       (1,102)
Cumulative
translation
adjustment......          (22)
Net loss........       (4,921)
                  ----------------
Balance,
December 31,
1996............      $(3,302)

                        PERITUS SOFTWARE SERVICES, INC.

                   (IN THOUSANDS, EXCEPT SHARE-RELATED DATA)

                                                    CLASS A             CLASS B
                    COMMON STOCK                  COMMON STOCK        COMMON STOCK
                  ----------------- ADDITIONAL -------------------  -----------------                       RECEIVABLE
                    NUMBER           PAID-IN     NUMBER              NUMBER            ACCUMULATED TREASURY    FROM
                  OF SHARES  AMOUNT  CAPITAL   OF SHARES   AMOUNT   OF SHARES  AMOUNT    DEFICIT    STOCK   STOCKHOLDER
                  ---------- ------ ---------- ----------  -------  ---------  ------  ----------- -------- -----------
Sale of common
stock pursuant
to exercise of
stock options...      52,002  $  1   $     51     165,781  $    23             $ --     $    --     $ --       $--
Accrual of
cumulative
dividends on
redeemable
convertible
preferred stock
and accretion to
redemption value
on redeemable
stock...........                                                                            (732)
Termination of
stock purchase
right...........                          326
Conversion of
Class A and
Class B common
stock to common
stock...........   6,300,591    63      2,331  (6,199,395)  (2,230) (101,196)   (164)
Conversion of
Series A and
Series B
redeemable
convertible
preferred stock
to common
stock...........   3,721,707    37     12,657
Sale of common
stock in
connection with
initial public
offering, net of
issuance costs..   2,800,000    28     40,636
Cumulative
translation
adjustment......
Sale of common
stock pursuant
to exercise of
warrants........     312,500     3        497
Issuance of
common stock in
connection with
acquisition of
Millennium
Dynamics,
Inc. ...........   2,175,000    22     47,310
Net loss........                                                                         (66,910)
                  ----------  ----   --------  ----------  -------  --------   -----    --------    -----      ----
Balance,
December 31,
1997............  15,361,800  $154   $103,808         --   $   --        --    $ --     $(73,235)   $ --       $(58)
                  ==========  ====   ========  ==========  =======  ========   =====    ========    =====      ====
                  CUMULATIVE       TOTAL
                  TRANSLATION  STOCKHOLDER'S
                  ADJUSTMENT  EQUITY (DEFICIT)
                  ----------- ----------------
Sale of common
stock pursuant
to exercise of
stock options...     $--          $     75
Accrual of
cumulative
dividends on
redeemable
convertible
preferred stock
and accretion to
redemption value
on redeemable
stock...........                      (732)
Termination of
stock purchase
right...........                       326
Conversion of
Class A and
Class B common
stock to common
stock...........                       --
Conversion of
Series A and
Series B
redeemable
convertible
preferred stock
to common
stock...........                    12,694
Sale of common
stock in
connection with
initial public
offering, net of
issuance costs..                    40,664
Cumulative
translation
adjustment......      (62)             (62)
Sale of common
stock pursuant
to exercise of
warrants........                       500
Issuance of
common stock in
connection with
acquisition of
Millennium
Dynamics,
Inc. ...........                    47,332
Net loss........                   (66,910)
                  ----------- ----------------
Balance,
December 31,
1997............     $(84)        $ 30,585
                  =========== ================

  The accompanying notes are an integral part of these consolidated financial statements.

                        PERITUS SOFTWARE SERVICES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   (IN THOUSANDS, EXCEPT SHARE-RELATED DATA)

                                                       YEAR ENDED DECEMBER 31,
                                                       --------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         1997     1996     1995
------------------------------------------------       --------  -------  -------
Cash flows from operating activities:
  Net income (loss)................................... $(66,910) $(4,921) $    55
  Adjustments to reconcile net income (loss) to net
   cash provided by (used for) operating activities:
    Non-cash sale of services and other non-cash
     expenses.........................................      --       --        12
    Depreciation and amortization.....................    1,327      854      443
    Minority interest in consolidated subsidiary......        4       24       43
    Write off of acquired in process research and
     development......................................   70,800      --       --
    Non-cash employee compensation....................      --       118       83
    Changes in assets and liabilities, net of effects
     from acquisitions:
      Accounts receivable.............................   (6,853)  (1,690)  (1,354)
      Costs and estimated earnings in excess of
       billings on uncompleted contracts..............       (9)     501   (1,635)
      Unbilled license revenue from related parties...    1,400   (1,400)     --
      Prepaid expenses and other current assets.......     (438)     177     (218)
      Accounts payable................................      495     (222)     226
      Billings in excess of costs and estimated
       earnings on uncompleted contracts..............       74      192      509
      Deferred revenue................................     (561)   3,262      --
      Other accrued expenses and current liabilities..      897      949      732
      Deferred income taxes...........................      --      (186)       7
                                                       --------  -------  -------
      Net cash provided by (used for) operating
       activities.....................................      226   (2,342)  (1,097)
                                                       --------  -------  -------
Cash flows from investing activities:
  Purchase of short-term investments..................   (3,000)     --       --
  Cash paid for acquisition of businesses, and related
   costs, net of cash acquired........................  (31,350)     174      (43)
  Partial sale of investment in consolidated
   subsidiary.........................................      --         8      --
  Purchases of property and equipment.................   (2,018)  (1,240)    (824)
  Acquisition of patents..............................      --        (1)    (105)
                                                       --------  -------  -------
      Net cash used for investing activities..........  (36,368)  (1,059)    (972)
                                                       ========  =======  =======

  The accompanying notes are an integral part of these consolidated financial statements.

                        PERITUS SOFTWARE SERVICES, INC.

                   (IN THOUSANDS, EXCEPT SHARE-RELATED DATA)

                                                    YEAR ENDED DECEMBER 31,
                                                   ---------------------------
                                                     1997      1996     1995
                                                   --------  --------  -------
Cash flows from financing activities:
  Proceeds from (principal payments on) line of
   credit borrowings, net......................... $    --   $   (440) $   550
  Proceeds from long-term debt....................      200       450    1,000
  Principal payments on long-term debt............   (1,201)     (686)    (198)
  Principal payments on capital lease
   obligations....................................      (80)     (107)    (110)
  Proceeds from exercise of stock options.........       75       126        4
  Proceeds from sale of common stock pursuant to
   purchase agreement.............................      --        --       746
  Proceeds from sale of redeemable convertible
   preferred stock and redeemable common stock....      --     11,184      --
  Proceeds from sale of common stock..............   40,664       500      156
  Proceeds from sale of subsidiary common stock...      --         59      --
  Proceeds from exercise of common stock
   warrants.......................................      500       --       --
  Treasury stock acquired.........................      --       (531)    (154)
                                                   --------  --------  -------
    Net cash provided by financing activities.....   40,158    10,555    1,994
                                                   --------  --------  -------
Effects of exchange rates on cash and cash
 equivalents......................................      (64)      (30)     --
                                                   --------  --------  -------
Net increase (decrease) in cash and cash
 equivalents......................................    3,952     7,124      (75)
Cash and cash equivalents, beginning of year......    7,388       264      339
                                                   --------  --------  -------
Cash and cash equivalents, end of year............ $ 11,340  $  7,388  $   264
                                                   ========  ========  =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
  Cash paid for income taxes...................... $    115  $     --  $    31
  Cash paid for interest..........................      215       327      227

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

  In the years ended December 31, 1997, 1996 and 1995, the Company incurred capital lease obligations of $0, $39 and $399, respectively.

  In the year ended December 31, 1997, the Company issued 2,175,000 shares of common stock valued at $47,332 and paid cash of $30,000 to acquire substantially all of the assets and assume certain liabilities of Millenium Dynamics, Inc.

  In the year ended December 31, 1996, the Company issued 280,005 shares of Class A common stock valued at $728 and paid cash of $87 to acquire all of the outstanding shares of Vista Technologies Incorporated (Note 3).

  In the year ended December 31, 1996, the Company issued 36,250 shares of common stock to a stockholder in exchange for a note receivable of $58 from the stockholder.

  The accompanying notes are an integral part of these consolidated financial statements.

                        PERITUS SOFTWARE SERVICES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF THE BUSINESS

  Peritus Software Services, Inc. (the "Company") was incorporated in Massachusetts in August 1991. The Company provides software products and services that enable organizations to improve the productivity, quality and effectiveness of their information technology systems maintenance, or "software evolution" functions. In 1997, the Company derived its revenue from software maintenance outsourcing services, software and methodology licensing and other services sold directly to end users or indirectly via value added integrators and distributors, and its clients included primarily Fortune 1000 companies and similarly sized business and government organizations worldwide.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation

  The consolidated financial statements include the accounts of the Company and its majority-owned domestic and foreign subsidiaries (Note 3). All significant intercompany balances and transactions are eliminated.

 Revenue Recognition

  Revenue associated with performance under contracts to provide outsourced software maintenance, reengineering and development services is recognized utilizing the percentage-of-completion method in the ratio that labor-hours incurred to date bear to estimated total labor-hours at completion, provided that collection of the related receivable is probable. Adjustments to contract cost estimates are made in the periods in which the facts which require such revisions become known. When the revised estimates indicate a loss, such loss is provided for currently in its entirety. The costs of providing warranties and follow-on customer support related to services performed are not significant and have been accrued. Costs and estimated earnings in excess of billings on uncompleted contracts represent revenue recognized in excess of amounts billed. Billings in excess of costs and estimated earnings on uncompleted contracts represent billings in excess of revenue recognized.

  Revenue from end-user licenses is recognized when an agreement has been executed, software and methodologies have been delivered, all significant contractual obligations have been met and collection of the related receivable is probable. Revenue from usage-based licenses is recognized when licensed software has been delivered, the fee is fixed or determinable, all significant contractual obligations have been met and collection of the related receivable is probable.

  Post contract customer support revenue, including that bundled with initial license fees, is deferred and recognized ratably over the contractual periods the services are provided. Revenue from consulting and training services is recognized as the services are provided.

 Significant Customers

  For the year ended December 31, 1997, no single customer accounted for more than 10% of the Company's total revenue. Revenue from three customers accounted for 29%, 15% and 12% of the Company's total revenue for the year ended December 31, 1996. At December 31, 1996, the Company had amounts receivable from the first customer, a related party, of $123,000 for billed accounts receivable, $501,000 for costs and estimated earnings in excess of billings on uncompleted contracts and $1,400,000 for unbilled license revenue (Note 9). At December 31, 1996, the Company had amounts receivable from the second customer of $115,000 for billed accounts receivable and from the third customer of $17,000 for billed accounts receivable and $797,000 for costs and estimated earnings in excess of billings on uncompleted contracts. Revenue from three customers accounted for 50%, 13% and 11% of the Company's total revenue for the year ended December 31, 1995.

                        PERITUS SOFTWARE SERVICES, INC.

 Concentration of Credit Risk

  Financial instruments which potentially expose the Company to concentrations of credit risk include trade accounts receivable. The Company primarily sells to Fortune 1000 companies and therefore, generally does not require collateral. Reserves for potential credit losses are maintained and such losses, in the aggregate, have not exceeded management's expectations.

 Fair Value of Financial Instruments

  The Company's financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, accounts payable, accrued expenses, billings in excess of costs and estimated earnings on uncompleted contracts, deferred revenue and long-term debt. The carrying amounts of these instruments at December 31, 1997 approximate their fair values.

 Cash Equivalents and Short-Term Investments

  The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company invests its excess cash primarily in money market accounts, commercial paper and corporate bonds. Accordingly, these investments are subject to minimal credit and market risk.

  The Company accounts for its investments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires the Company to classify its investments among three categories: held-to-maturity, which are reported at amortized cost; trading securities, which are reported at fair value, with unrealized gains and losses included in earnings; and available-for-sale securities, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity. At December 31, 1997, the Company held short-term investments in corporate bonds of $3,000,000 and are classified as available-for-sale. At December 31, 1997, the Company's cash equivalents included commercial paper and corporate bonds of $5,000,000 and $1,000,000, respectively, which are classified as available for sale. The fair market value of these investments approximated their amortized cost.

 Property and Equipment

  Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives of the assets or, where applicable, over the lease term.

 Software Development Costs

  The Company capitalizes qualifying software development costs after technological feasibility of the software has been established. Costs incurred prior to the completion of a working model, which is the Company's primary basis for determining technological feasibility, are charged to research and development expense. Capitalized software costs are amortized ratably over the estimated useful life of the software, generally three years, and are charged to cost of revenue. During the years ended December 31, 1997, 1996 and 1995, costs subject to capitalization were not significant and therefore, were not capitalized. At December 31, 1997 and 1996, the Company had $54,000 and $104,000, respectively, in unamortized capitalized software costs acquired from Vista Technologies Incorporated ("Vista") during 1996 (Note 3). Amortization expense related to capitalized software costs for the years ended December 31, 1997, 1996 and 1995 was $50,000, $108,000 and $63,000,
respectively, of which $50,000, $45,000 and $0, respectively, related to the capitalized software acquired from Vista.

                        PERITUS SOFTWARE SERVICES, INC.

 Intangible Assets

  Intangible assets relate primarily to the MDI acquisition (Note 3) and are being amortized on a straight-line basis over their expected useful lives of five years. Costs associated with obtaining patents are capitalized as incurred and amortized using the straight-line method over their estimated economic lives beginning when each patent is issued. Pending such issuance, the Company did not record amortization expense relating to capitalized patent costs during the years ended December 31, 1996 or 1995. For the year ended December 31, 1997, the Company recorded $12,000 of amortization expense relating to capitalized patent costs.

 Accounting for Impairment of Long-Lived Assets

  In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. No such significant impairments have occurred through December 31, 1997.

 Foreign Currency

  Assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at average exchange rates for the period. Accumulated net translation adjustments are included in stockholders' equity.

 Accounting for Stock-Based Compensation

  The Company accounts for stock-based awards to its employees using the intrinsic value based method as prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense is recorded for options issued to employees in fixed amounts and with exercise prices equal to the fair market value of the Company's common stock at the date of grant. The Company has adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," for disclosure only (Note 12). All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123.

 Net Income (Loss) Per Share

  In February 1997, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 128, "Earnings per Share", which supersedes APB No. 15 and specifies the computation, presentation and disclosure requirements of earnings per share. SFAS No. 128 requires the presentation of "basic" earnings per share and "diluted" earnings per share. Basic earnings per share is computed by dividing the net income (loss) available to common stockholders by the weighted average shares of outstanding common stock. For purposes of calculating diluted earnings per share, the denominator includes both the weighted average shares of common stock outstanding and dilutive potential common stock.

  In February 1998, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 98, which supersedes SAB No. 83 upon a company's adoption of SFAS No. 128, and includes new guidance with respect to historical and pro forma earnings per share computations in an initial public offering. Pursuant to SAB No. 98, nominal issuances of common stock during the period from January 1, 1995 through July 1, 1997 (the effective date of the Company's initial public offering) would be included in computing basic net income per share as if outstanding for all periods presented. In computing diluted net income per share for such periods,

                        PERITUS SOFTWARE SERVICES, INC.

nominal issuances of common stock and potential common stock would be included as if outstanding for all periods presented. During the period from January 1, 1995 through July 2, 1997, the Company did not issue any common stock or potential common stock which would be considered nominal pursuant to SAB No. 98.

  The Company adopted SFAS No. 128 and SAB No. 98 in the fourth quarter of 1997 and has restated earnings per share amounts for all periods presented herein, as required.

  Antidilutive potential common stock excluded from the 1997, 1996 and 1995 diluted earnings per share computation includes approximately 4,121,000, 3,238,000 and 200,000 of common stock shares, respectively, issuable upon the exercise of stock options and warrants.

  As described in Note 11, all outstanding shares of the Company's redeemable convertible preferred stock converted to shares of the Company's common stock upon the closing of the Company's initial public offering. The unaudited pro forma diluted net income (loss) per share information included in the accompanying consolidated statement of operations for the two years ended December 31, 1997 reflects the impact of such conversion on basic and diluted net income (loss) per share as of the beginning of the year, or date of issuance, if later, using the if-converted method.

  Below is a summary of the shares used in calculating diluted net income
(loss) per share and unaudited pro forma diluted net income (loss) per share for the years indicated.

                                                    YEAR ENDED DECEMBER 31,
                                                 ------------------------------
                                                    1997      1996      1995
                                                 ---------- --------- ---------
   Diluted weighted average shares outstanding:
       Attributable to common stock
       outstanding.............................   9,708,000 5,876,000 5,078,000
       Attributable to common stock options and
        warrants...............................         --        --  1,378,000
                                                 ---------- --------- ---------
                                                  9,708,000 5,876,000 6,456,000
                                                 ========== ========= =========
   Unaudited pro forma basic and diluted
    weighted average shares outstanding:
       Attributable to common stock
       outstanding.............................   9,708,000 5,876,000
       Attributable to redeemable convertible
       preferred  stock........................   1,866,000 1,518,000
                                                 ---------- ---------
                                                 11,574,000 7,394,000
                                                 ========== =========

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Areas particularly subject to estimation include the allowance for doubtful accounts, revenue based on percentage-of-completion and the valuation allowance on deferred tax assets, as well as the fair values of equity instruments issued by the Company. Actual amounts could differ from those estimates.

 Recently Issued Accounting Standards

  In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive income and its components. Comprehensive

                        PERITUS SOFTWARE SERVICES, INC.

income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. This standard will require that an enterprise display an amount representing total comprehensive income for the period. SFAS No. 130 will be effective for the Company's fiscal year ending December 31, 1998. Adoption of SFAS No. 130 is for presentation only and will not affect the Company's financial position or results of operations.

  In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which supersedes SFAS No. 14. This statement changes the way that public business enterprises report segment information, including financial and descriptive information about their selected segment information. Operating segments are defined as revenue-producing components of the enterprise which are generally used internally for evaluating segment performance. SFAS No. 131 will be effective for the Company's fiscal year ending December 31, 1998 and will not affect the Company's financial position or results of operations.

  In October 1997, the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants issued SOP 97-2, "Software Revenue Recognition." SOP 97-2 provides guidance on the timing and amount of revenue recognition when licensing, selling, leasing or otherwise marketing computer software and is effective for transactions entered into during fiscal years beginning after December 15, 1997. On March 18, 1998, the FASB cleared a new SOP that provides for the one-year deferral of certain provisions of SOP 97-2 pertaining to its requirements for what constitutes vendor specific evidence of the fair value of multiple elements included in an arrangement. It is AcSEC's intention to immediately begin a project to consider whether guidance is needed on any restrictions that should be placed on what constitutes evidence of fair value and, if so, what the guidance should be. Because of the uncertainties with respect to the outcome of any such project, the Company believes that the impact of the deferred provisions of SOP 97-2 on its financial position or results of operations upon expiration of the one-year deferral period is not currently determinable. However, the Company believes that those provisions of SOP 97-2 that have not been deferred, and therefore are applicable commencing January 1, 1998, will not materially affect its financial position or results of operations.

  In February 1998, AcSEC issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 establishes the accounting for costs of software products developed or purchased for internal use, including when such costs should be capitalized. The Company does not expect SOP 98-1, which is effective for the Company beginning January 1, 1999, to have a significant impact on the Company's financial condition or results of operations.

3. ACQUISITIONS

 Millennium Dynamics, Inc.

  Effective December 1, 1997, Twoquay, Inc., a wholly owned subsidiary of the Company, acquired substantially all of the assets and assumed certain liabilities of the business of Millennium Dynamics, Inc. ("MDI") from American Premier Underwriters, Inc. ("APU") in exchange for $30 million in cash and 2,175,000 unregistered shares of the Company's common stock. Pursuant to a Registration Rights Agreement between the Company and APU, the Company agreed to file a Registration Statement on Form S-3 covering up to all of the shares of common stock issued to APU by July 6, 1998 and to use its best efforts to cause such Registration Statement to become effective prior to August 1, 1998. The Company also granted APU certain incidental rights to register up to 500,000 shares of common stock prior to July 6, 1998 in the event of a secondary offering of the Company's common stock. Under the terms of the Registration Rights Agreement, APU also agreed that up to 837,500 of the shares of common stock issued by the Company would be subject to certain restrictions on sale through December 31, 1998. In determining the purchase price for accounting purposes, the shares of common stock issued by the Company in connection with this transaction have been assigned a value of $47.3 million

                        PERITUS SOFTWARE SERVICES, INC.

based on the average closing sale price of the Company's common stock during the six trading days beginning on the second trading day immediately preceding the completion and public announcement of the terms of the acquisition on October 22, 1997, less a discount of approximately 13% primarily reflecting the illiquid nature of the unregistered shares of common stock issued by the Company in connection with this transaction as discussed above. Twoquay changed its name to MDI after the closing of the acquisition.

  The acquisition was accounted for under the purchase method of accounting. Accordingly, the results of the operations of MDI and the fair market value of the acquired assets and assumed liabilities have been included in the Company's financial statements since the effective date of the acquisition. The purchase price was allocated to the acquired assets and assumed liabilities as follows:

   Accounts receivable............................................. $ 2,271,000
   Unbilled license revenues.......................................     343,000
   Other current assets............................................     135,000
   Property and equipment..........................................   1,011,000
   In-process research and development.............................  70,800,000
   Acquired technology.............................................   4,800,000
   Assembled workforce.............................................     600,000
   Goodwill........................................................     103,000
   Accounts payable................................................    (658,000)
   Restructuring reserves..........................................    (435,000)
   Other current liabilities.......................................    (285,000)
                                                                    -----------
                                                                    $78,685,000
                                                                    ===========

  The amounts allocated to intangible assets, including acquired in-process research and development, was determined by an independent appraiser. The amount allocated to acquired in-process research and development represented technology which had not reached technological feasibility and had no alternative future use. Accordingly, the amount of $70,800,000 was charged to operations at the effective date of the acquisition. The amounts allocated to intangible assets are being amortized on a straight-line basis over their expected useful lives of five years.

  In connection with the acquisition, the Company recorded a reserve of approximately $435,000 of which approximately $221,000 related to provisions for the closure of certain MDI facilities and $214,000 related to severance benefits for terminated MDI employees. Such costs are expected to be paid in 1998.

                        PERITUS SOFTWARE SERVICES, INC.

  The following unaudited pro forma data has been prepared as if the acquisition was completed at the beginning of the periods presented, is presented for illustrative purposes only and is not necessarily indicative of results of operations which would actually have been achieved had the acquisition occurred at the beginning of such periods or which may be achieved in the future. In addition, the following unaudited pro forma data is adjusted to reflect the amortization of acquired intangible assets and excludes the write off of acquired in-process research and development of $70,800,000 due to its non-recurring nature. Also, the following unaudited pro forma basic and diluted net loss per share data assumes conversion of all redeemable convertible preferred stock as of the beginning of the year, or date of issuance if later, using the if-converted method (Note 2) and assumes the 2,175,000 shares issued in connection with the acquisition were outstanding for the entire periods presented.

                                   FOR THE YEARS ENDED DECEMBER 31,
                           ---------------------------------------------------
                                     1997                      1996
                           -------------------------  ------------------------
                           AS REPORTED    PRO FORMA   AS REPORTED   PRO FORMA
                           ------------  -----------  -----------  -----------
                                         (UNAUDITED)               (UNAUDITED)
   Revenues............... $ 40,301,000  $51,225,000  $19,235,000  $22,348,000
   Net loss...............  (66,910,000)  (2,299,000)  (4,921,000)  (5,689,000)
   Net loss per share:
     Basic................ $      (6.97) $     (0.26) $     (1.02) $     (0.71)
     Diluted.............. $      (6.97) $     (0.26) $     (1.02) $     (0.71)

 Persist

  At December 31, 1994, the Company owned a 40% voting interest in Persist, S.A. ("Persist") a Spanish corporation which provides software maintenance services, and used the equity method to account for the investment. In 1995, the Company made additional investments in Persist in the form of cash of $11,000 and forgiveness by the Company of accounts receivable owed by Persist of $180,000, of which $123,000 related to 1995 billings and $57,000 related to 1994 billings. Consequently, the Company's ownership was increased to approximately 69%, resulting in a change in financial reporting from the equity method to consolidation beginning January 1, 1995. As a result of equity transactions during 1996 and 1997, the Company's ownership was reduced to approximately 63%.

  The Persist acquisition was accounted for under the purchase method of accounting in 1995. Accordingly, the purchase price was allocated based on the estimated fair value of assets purchased and liabilities assumed upon acquisition. The excess of cost over the fair value of net assets acquired of $74,000 is being amortized over five years. The Company's results of operations for the years ended December 31, 1997, 1996 and 1995 include the operating results of Persist less the minority stockholders' pro rata share of net income.

 Vista Technologies Incorporated

  In January 1996, the Company issued 280,005 shares of its Class A common stock valued at $728,000 and incurred $87,000 for transaction costs in exchange for all of the outstanding shares of Vista Technologies Incorporated ("Vista"). Vista is a developer of computer-aided engineering software.

  The Vista merger has been accounted for under the purchase method. Accordingly, the purchase price was allocated based on the estimated fair value of the assets purchased and liabilities assumed upon acquisition. The excess of cost over fair value of the net assets acquired of $173,000 is being amortized over three years. Pro forma results of operations have not been presented because the effect of this acquisition was not significant.

                        PERITUS SOFTWARE SERVICES, INC.

4. PROPERTY AND EQUIPMENT

  Property and equipment consist of the following:

                                               ESTIMATED
                                                USEFUL       DECEMBER 31,
                                                 LIVES   ---------------------
                                                (YEARS)     1997       1996
                                               --------- ---------- ----------
   Equipment..................................    3-7    $4,235,000 $2,406,000
   Furniture and fixtures.....................    5-7     1,876,000    787,000
   Leasehold improvements.....................      5       260,000    149,000
                                                         ---------- ----------
                                                          6,371,000  3,342,000
   Less: Accumulated depreciation and
    amortization..............................            2,512,000  1,372,000
                                                         ---------- ----------
                                                         $3,859,000 $1,970,000
                                                         ========== ==========

  Equipment under capital leases at December 31, 1997 and 1996 was $239,000 with related accumulated depreciation of $234,000 and $151,000, respectively. Furniture and fixtures under capital leases at December 31, 1997 and 1996 was $271,000, with related accumulated depreciation of $110,000 and $77,000, respectively. Amortization expense related to assets under capital leases was $116,000, $130,000 and $79,000 for the years ended December 31, 1997, 1996 and
1995, respectively. Depreciation expense on all fixed assets amounted to $1,140,000, $677,000 and $376,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

5. INTANGIBLE AND OTHER ASSETS

  Intangible and other assets consist of the following:

                                                              DECEMBER 31,
                                                          ---------------------
                                                             1997       1996
                                                          ----------  ---------
   Acquired technology................................... $4,950,000  $ 150,000
   Assembled workforce...................................    600,000        --
   Goodwill..............................................    338,000    235,000
   Other.................................................    249,000    268,000
                                                          ----------  ---------
                                                           6,137,000    653,000
   Less: Accumulated amortization........................   (350,000)  (163,000)
                                                          ----------  ---------
                                                          $5,787,000  $ 490,000
                                                          ==========  =========

  Amortization expense related to intangible assets was $187,000, $163,000 and $0 for the years ended December 31, 1997, 1996 and 1995, respectively.

6. OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES

  Other accrued expenses and current liabilities consist of the following:

                                                              DECEMBER 31,
                                                          ---------------------
                                                             1997       1996
                                                          ---------- ----------
   Bonus and commissions................................. $1,317,000 $1,280,000
   Acquisition costs.....................................    435,000        --
   Other.................................................  1,765,000    807,000
                                                          ---------- ----------
                                                          $3,517,000 $2,087,000
                                                          ========== ==========

                        PERITUS SOFTWARE SERVICES, INC.

7. REVOLVING LINE OF CREDIT

  In September 1996, the Company repaid a revolving line of credit facility with a bank with proceeds obtained from the Company's new line of credit described below. The repaid line of credit allowed for a maximum borrowing of $1,500,000, payable on demand, and expired on May 30, 1997. Interest was payable monthly in arrears at the bank's prime rate plus 1%.

  In September 1996, the Company entered into a new revolving line of credit facility (the "Revolver") with a bank which bears interest at the bank's prime rate plus 0.5% (9.00% at December 31, 1997). The maximum borrowing under the Revolver is $3,500,000 and is limited to 75% of certain receivables plus 50% of costs and estimated earnings in excess of billings as defined in the Revolver agreement. Borrowings are collateralized by all of the assets of the Company. Interest is payable monthly in arrears. The Revolver expires and all outstanding amounts thereunder are payable on June 30, 1998. Under the Revolver agreement, the Company is required to comply with certain financial covenants. There were no borrowings outstanding, and $3,500,000 was available, under the Revolver at December 31, 1997.

8. LONG-TERM DEBT

  Long-term debt consists of the following:

                                                               DECEMBER 31,
                                                            -------------------
                                                              1997      1996
                                                            -------- ----------
   Secured subordinated note payable to bank (described
    further below), with interest only payable quarterly
    through June 30, 1998 at 10% per annum. Paid in full in
    July 1997.............................................. $    --  $  943,000
   Term loan payable to bank in monthly principal
    installments of $24,000 with interest at prime plus 1%
    (9.50% at December 31, 1997), through January 2000.....  561,000    619,000
                                                            -------- ----------
                                                             561,000  1,562,000
   Less--Current portion...................................  292,000    225,000
                                                            -------- ----------
                                                            $269,000 $1,337,000
                                                            ======== ==========

 Equipment Line of Credit

  In September 1996, the Company entered into an equipment financing agreement (the "Equipment Line") with a bank to provide financing of up to $1,500,000 for the purchase of certain equipment as defined in the Equipment Line. Ratable principal and interest payments on any borrowings under the Equipment Line are payable during the period July 1, 1997 through June 1, 2000. Borrowings under the Equipment Line take a form of a term loan and bear interest at the bank's prime rate plus 1% (9.5% at December 31, 1997) and are collateralized by the assets of the Company. Under the Equipment Line, the Company is required to comply with certain financial covenants. Borrowings outstanding under the Equipment Line, which expired on June 30, 1997, were $561,000 at December 31, 1997.

 Secured Subordinated Note Payable

  In May 1995, the Company issued a secured subordinated note payable for $924,000, having a face value of $1,000,000 with interest payable at 10% per annum. The note was subordinate to the bank debt and was collateralized by a second security interest in all assets of the Company.

                        PERITUS SOFTWARE SERVICES, INC.

  The note also included detachable warrants with an ascribed value of $76,000 for purchase of up to 312,500 shares of common stock for $1.60 per share. The warrant value was recorded as a discount from the face value of the note. Amortization of this discount for the years ended December 31, 1997, 1996 and 1995 was $57,000, $13,000 and $6,000, respectively, which amounts are included in interest expense. Upon the closing of the Company's initial public offering in July 1997, the holder exercised the detachable warrants and the Company repaid the note in full using proceeds from the warrant exercise and its initial public offering.

 Maturities

  The future aggregate annual principal payments on long-term debt as of December 31, 1997 for each of the years ended December 31 are as follows:

        1998........................................................... $292,000
        1999...........................................................  236,000
        2000...........................................................   33,000
                                                                        --------
                                                                        $561,000
                                                                        ========

9. RELATED PARTY TRANSACTIONS

  For the years ended December 31, 1997, 1996 and 1995, the Company recorded revenue of $3,319,000, $5,579,000 and $9,313,000, respectively, related to outsourcing and license agreements with a significant shareholder, Bull HN Information Systems Inc. ("Bull"). At December 31, 1997 and 1996, $289,000 and $123,000, respectively, was included in accounts receivable from related parties with respect to this stockholder and $233,000 and $501,000, respectively, was included in costs and estimated earnings in excess of billings on uncompleted contracts with related parties; also, at December 31, 1996, $1,400,000 was included in unbilled license revenue.

  For the years ended December 31, 1997 and 1996, Persist recorded revenue of $1,183,000 and $776,000, respectively, related to outsourcing services to a corporation owning 27% of the outstanding stock of Persist at December 31, 1997 (Note 3).

  For the years ended December 31, 1996 and 1995, the Company recorded revenue of $137,000 and $402,000, respectively, related to software services to a customer. A director of the Company was also an officer and director of the customer from 1994 through 1996.

  For the years ended December 31, 1997, 1996 and 1995, the Company recorded revenue of $2,640,000, $1,501,000 and $1,717,000, respectively, related to software services and licensing to a customer. An employee and officer of the Company, hired in September 1996, was previously employed by the customer as an employee and officer until August 1996.

  For the year ended December 31, 1997 and 1996, the Company recorded license and other services revenue of $2,828,000 and $190,000, respectively, from a customer. An employee and officer of the Company, hired in December 1996, was previously employed by the customer as an employee and officer until December 1996.

  In February 1996, the Company accepted a $58,000 note receivable from an employee of the Company in connection with the exercise of employee stock options. This note matures on February 6, 2001, and is secured by the assets of the now former employee. Interest is payable quarterly in arrears and accrues on all outstanding principal plus previously accrued but unpaid interest at the prime rate. The outstanding principal and accrued interest was paid in full in 1998.

                        PERITUS SOFTWARE SERVICES, INC.

10. INCOME TAXES

  The components of income (loss) before income taxes are as follows:

                                                 YEAR ENDED DECEMBER 31,
                                            -----------------------------------
                                                1997         1996        1995
                                            ------------  -----------  --------
   Domestic................................ $(66,731,000) $(5,141,000) $(45,000)
   Foreign.................................       97,000      101,000   135,000
                                            ------------  -----------  --------
                                            $(66,634,000) $(5,040,000) $ 90,000
                                            ============  ===========  ========

  The provision (benefit) for estimated income taxes consists of the following:

                                               YEAR ENDED DECEMBER 31,
                                          -----------------------------------
                                              1997         1996        1995
                                          ------------  -----------  --------
   Current:
    Federal.............................. $    164,000  $        --  $(14,000)
    State................................       52,000          --     (1,000)
    Foreign..............................       56,000       43,000       --
                                          ------------  -----------  --------
                                          $    272,000  $    43,000  $(15,000)
                                          ============  ===========  ========
   Deferred:
    Federal.............................. $(18,410,000) $(1,798,000) $  3,000
    State................................   (3,282,000)    (435,000)    4,000
                                          ------------  -----------  --------
                                           (21,692,000)  (2,233,000)    7,000
   Deferred tax asset valuation
    allowance............................   21,692,000    2,047,000       --
                                          ------------  -----------  --------
                                                   --      (186,000)    7,000
                                          ------------  -----------  --------
                                          $    272,000  $  (143,000) $ (8,000)
                                          ============  ===========  ========

  No current federal or state income taxes were payable in the years ended December 31, 1996 and 1995 as a result of losses incurred.

                        PERITUS SOFTWARE SERVICES, INC.

  The components of deferred tax assets and liabilities follow:

                                                          DECEMBER 31,
                                                    -------------------------
                                                        1997         1996
                                                    ------------  -----------
   Deferred tax assets:
     In-process research and development........... $ 22,944,000  $       --
     Net operating loss carryforwards..............      509,000    2,641,000
     Tax credit carryforwards......................      867,000      531,000
     Deferred revenue..............................      161,000      238,000
     Nondeductible accrued expenses................      102,000       64,000
     Unexercised stock options.....................       45,000       56,000
     Other.........................................       14,000       11,000
                                                    ------------  -----------
   Gross deferred tax assets.......................   24,642,000    3,541,000
                                                    ------------  -----------
   Deferred tax liabilities:
     Estimated earnings on uncompleted contracts...     (722,000)  (1,317,000)
     Capitalized research and development costs,
      net..........................................      (50,000)     (46,000)
                                                    ------------  -----------
     Gross deferred tax liabilities................     (772,000)  (1,363,000)
                                                    ------------  -----------
   Net deferred tax (liabilities) assets...........   23,870,000    2,178,000
   Deferred tax asset valuation allowance..........  (23,870,000)  (2,178,000)
                                                    ------------  -----------
                                                    $        --   $       --
                                                    ============  ===========

  A reconciliation between the amount of reported income tax provision (benefit) and the amount determined by applying the U.S. federal statutory rate to the income (loss) before income taxes and minority interest in consolidated subsidiary follows:

                                                YEAR ENDED DECEMBER 31,
                                           -----------------------------------
                                               1997         1996        1995
                                           ------------  -----------  --------
   Income (loss) at statutory rate.......  $(22,656,000) $(1,699,000) $ 31,000
   Federal research and development
    credits..............................      (322,000)    (251,000)  (53,000)
   Income (losses) of foreign subsidiary
    not subject to taxation..............           --           --     13,000
   Permanent differences and other, net..     5,440,000       70,000    (3,000)
   State tax benefit, net of federal
    effect...............................    (3,882,000)    (310,000)    4,000
   Change in deferred tax asset valuation
    allowance............................    21,692,000    2,047,000
                                           ------------  -----------  --------
                                           $    272,000  $  (143,000) $ (8,000)
                                           ============  ===========  ========

  The Company has provided a valuation allowance for the full amount of the net deferred tax assets, since the realization of these future benefits was not sufficiently assured at December 31, 1997 and 1996. If the Company achieves profitability, these deferred tax assets may be available to offset future income tax liabilities and expense.

  At December 31, 1997, the Company had available net operating loss carryforwards of approximately $1,295,000 and $902,000 for federal and state income tax reporting purposes, respectively. At December 31, 1997, the Company had research and development credit carryforwards of $508,000 and $381,000 available to offset future federal and state income tax, respectively. These carryforwards will expire in the years 2008 through 2012 if not utilized. The Company also has federal alternative minimum tax credit carryforwards of $111,000.

                        PERITUS SOFTWARE SERVICES, INC.

  In accordance with certain provisions of the Internal Revenue Code, a change in ownership of greater than 50% within a three-year period will place an annual limitation on the Company's ability to utilize its existing federal net operating loss and research and development tax credit carryforwards. A future change in ownership could result in such a limitation.

11. REDEEMABLE STOCK AND COMMON STOCK

 Redeemable Convertible Preferred Stock

  During March and October 1996, the Company issued 1,903,525 shares of Series A redeemable convertible preferred stock and 1,818,182 shares of Series B redeemable convertible preferred stock ("Series A and B preferred stock") for cash proceeds of $5,207,000 and $5,776,000, respectively, net of issuance costs of $123,000 and $224,000, respectively.

 Redeemable Common Stock Right

  In connection with the 1996 issuance of Series A preferred stock, the Company sold from treasury 71,775 shares of its Class A common stock to certain purchasers of the Series A preferred stock for cash proceeds of $201,000. Also in connection with this issuance, an officer of the Company sold 625,000 shares of the Company's Class A common stock to certain purchasers of the Series A preferred stock. In conjunction with any redemption of the Series A preferred stock, the holders of the Series A preferred stock must redeem, at a redemption price equal to $2.80 per share, 0.366 shares of Class A common stock for each redeemed share of the Series A preferred stock. The Company incurred during 1996 a charge to accumulated deficit of $66,000 to reflect the accretion of this Class A common stock to redemption value. The carrying value of the redeemable common stock right reflects the cash proceeds to the Company for the underlying Class A common stock, plus accretion to redemption value.

 Common Stock

  In April and March 1995, the Company amended its Articles of Organization to create two classes of common stock, Class A and Class B, with 6,250,000 and 100,000 shares authorized, respectively. Class A and Class B shares maintain identical rights in all respects except that Class B shares are non-voting and convert to Class A common stock upon the closing of an initial public offering with proceeds greater than $10,000,000. Upon adoption of the amended Articles of Organization, each share of common stock then outstanding was converted to one share of common stock.

  On December 31, 1996, the Company retired all Class A and Class B common stock remaining in treasury as a result of various previous repurchases.

  On July 8, 1997, the Company closed its initial public offering of 4,025,000 shares of common stock, 2,800,000 of which were sold by the Company and the balance by selling stockholders, at a public offering price of $16 per share. The proceeds to the Company from the offering, net of offering expenses, were approximately $40,664,000. The Company used a portion of the net proceeds to repay a secured subordinated note payable (Note 8). The Company also used a portion of the proceeds to acquire Millennium Dynamics, Inc. (Note 3) and plans to use remaining proceeds for research and development, working capital and general corporate purposes.

  In connection with closing the initial public offering, the Company amended its Articles of Organization to authorized 50,000,000 shares of Common Stock, $0.01 par value, all outstanding shares of Series A and B preferred stock and Class B common stock automatically converted into an aggregate of 3,822,903 shares of common stock, the Class A common stock was redesignated as common stock, and the redeemable common stock right automatically terminated.

                        PERITUS SOFTWARE SERVICES, INC.

12. STOCK PLANS

 1992 Long-Term Incentive Plan and 1997 Stock Incentive Plan

  In January 1992, the Board of Directors established the Long-Term Incentive Plan (the "1992 Incentive Plan"). In May 1997, the Board of Directors established the 1997 Stock Incentive Plan (the "1997 Incentive Plan") which replaced the 1992 Incentive Plan. The 1992 Incentive Plan and the 1997 Incentive Plan allow for the grant of awards in the form of incentive and nonqualified stock options, restricted stock awards and other stock-based awards, including the grant of shares based upon certain conditions, the grant of securities convertible into common stock and the grant of stock appreciation rights (collectively, the "Awards") to officers, employees, directors, consultants and advisors of the Company. At December 31, 1997, 1,950,000 shares of common stock were authorized under the 1997 Incentive Plan, and no further grants may be made under the 1992 Incentive Plan. Incentive stock options are granted at an exercise price equal to the fair market value of the Company's common stock at the grant date (or no less than 110% of the fair market value in the case of optionees holding more than 10% of the voting stock of the Company) and expire 10 years from the date of grant or upon termination of employment. Non-qualified stock options are granted at an exercise price determined by the Board of Directors and expire 10 years from the date of grant. Both the incentive and non-qualified stock options are exercisable at various dates as determined by the Board of Directors. At December 31, 1997, 1996 and 1995, no awards other than incentive stock options and non qualified stock options were issued under the 1992 Incentive and 1997 Incentive Plans.

 1997 Director Stock Option Plan

  In May 1997, the Board of Directors established the 1997 Director Stock Option Plan (the "Director Plan") which provides for the issuance of up to 200,000 shares of the Company's common stock upon exercise of options granted under the Director Plan to non-employee directors of the Company who are not employees of the Company (the "Directors"). Under the Director Plan, each Director received an option to purchase 15,000 shares of Common Stock at $16.00 at the time of the effective date of the initial public offering. In addition, subsequent to the Company's initial public offering each Director will receive an option to purchase 15,000 shares of common stock on the date of the Director's initial election to the Board of Directors and an option to purchase 3,000 shares of common stock on the date of each annual meeting. The exercise price per share of such options will be the closing price of a share of common stock on the date of the grant. All options granted under the Directors Plan vest at a rate of one-third of the shares per year over a period of three years from the date of grant so long as the optionee remains a director of the Company.

  At December 31, 1997, there were 915,650 options available for future grant under the 1997 Incentive Plan and the Director Plan.

                        PERITUS SOFTWARE SERVICES, INC.

  The following table summarizes stock option activity during the years ended December 31, 1997, 1996 and 1995:

                                          YEAR ENDED DECEMBER 31,
                          -----------------------------------------------------------
                                 1997                1996                1995
                          ------------------- ------------------- -------------------
                                     WEIGHTED            WEIGHTED            WEIGHTED
                                     AVERAGE             AVERAGE             AVERAGE
                                     EXERCISE            EXERCISE            EXERCISE
                           SHARES     PRICE    SHARES     PRICE    SHARES     PRICE
                          ---------  -------- ---------  -------- ---------  --------
Outstanding at Beginning
 of Period..............  2,925,667   $ 1.88  1,606,025   $0.64   1,356,700   $0.23
Granted.................  1,511,613    12.92  1,558,292    3.04     455,250    1.96
Exercised...............   (217,783)    0.34   (198,533)   0.92     (95,000)   0.05
Forfeited...............    (79,530)    2.70    (40,117)   1.20    (110,925)   1.58
                          ---------           ---------           ---------
Outstanding at end of
 period.................  4,139,967     5.94  2,925,667    1.88   1,606,025    0.64
                          =========           =========           =========
Options exercisable at
 end of period..........  1,453,740   $ 1.33  1,030,036   $0.47     692,462   $0.21
                          =========           =========           =========

  The following summarizes information regarding stock options outstanding and exercisable at December 31, 1997:

                                 OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                          --------------------------------- ---------------------------------
                                        WEIGHTED                          WEIGHTED
                                        AVERAGE    WEIGHTED               AVERAGE    WEIGHTED
                                       REMAINING   AVERAGE               REMAINING   AVERAGE
                            NUMBER    CONTRACTUAL  EXERCISE   NUMBER    CONTRACTUAL  EXERCISE
RANGE OF EXERCISE PRICES  OUTSTANDING LIFE (YEARS)  PRICE   OUTSTANDING LIFE (YEARS)  PRICE
------------------------  ----------- ------------ -------- ----------- ------------ --------
$ 0.01-0.10.............     515,250      5.0       $0.09      515,250      5.0       $0.09
  0.15-0.24.............     174,075      5.5        0.02      174,075      5.5        0.23
  0.48-0.80.............     240,595      6.5        0.65      182,186      6.5        0.66
  1.60..................      90,750      7.1        1.60       48,562      7.1        1.60
  2.60-3.30.............   1,634,947      8.8        3.01      489,917      8.8        2.95
  4.65..................     175,000      9.1        4.65       43,750      9.1        4.65
  8.20-11.00............     547,500      9.4        9.76          --       9.4         --
 13.00-18.13............     741,350      9.8       16.93          --       9.8         --
 23.50-28.75............      20,500      9.7       25.82          --       9.7         --
                           ---------                         ---------
                           4,139,967                         1,453,740
                           =========                         =========

  In accordance with APB 25, the Company recognized $0, $118,000 and $83,000 in compensation expense related to stock-based compensation awards for the years ended December 31, 1997, 1996 and 1995, respectively. Had compensation cost been determined based upon the fair value of options at their grant dates, as prescribed in SFAS No. 123, the Company's net income (loss) and basic and diluted net income (loss) per share would have been as follows:

                                                  YEAR ENDED DECEMBER 31,
                                              ----------------------------------
                                                  1997         1996       1995
                                              ------------  -----------  -------
   Net income (loss):
    As reported.............................. $(66,910,000) $(4,921,000) $55,000
    Pro forma................................  (69,088,000)  (5,050,000)  36,000

                        PERITUS SOFTWARE SERVICES, INC.

  Basic and diluted net income (loss) per share:

     As reported.......................................... $(6.97) $(1.02) $0.01
     Pro forma............................................  (7.19)  (1.05)  0.01

  Because the determination of the fair value of all options granted after May 14, 1997, the date the Company filed its initial registration statement on Form S-1 in connection with its initial public offering of common stock, will include an expected volatility factor, additional option grants are expected to be made subsequent to December 31, 1997 and options vest over several years, the above pro forma effects may not be indicative of pro forma effects in future years.

  The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                             YEAR ENDED
                                                            DECEMBER 31,
                                                         ---------------------
                                                         1997    1996    1995
                                                         -----  ------  ------
   Expected life (years)...............................      5       5       5
   Risk-free interest rate.............................   6.05%   6.25%   7.37%
   Dividend yield......................................      0%      0%      0%
   Fair value of option grants--exercise price equal to
    the fair value of the related stock................  $7.79  $ 0.52  $ 0.35
   Fair value of option grants--exercise price less
    than the fair value of the related stock...........  $ --   $  --   $ 0.14

  On May 14, 1997, the Company filed its initial registration statement on Form S-1. Accordingly, the Company assumed an expected volatility factor of 70% for all option grants subsequent to this date. Prior to May 14, 1997, all options granted to employees were valued using a volatility factor of 0%.

 1997 Employee Stock Purchase Plan

  In May 1997, the Board of Directors adopted the 1997 Employee Stock Purchase Plan (the "Purchase Plan") which provides for the issuance of up to 200,000 shares of the Company's common stock to participating employees. All employees of the Company whose customary employment is more than 20 hours per week and who own no more than 5% of the total combined voting power or value of the stock of the Company are eligible to participate in the Purchase Plan. Under the terms of the Purchase Plan, the option price is an amount equal to 85% of the average market price per share of the common stock on either the first day or the last day of the offering period, whichever is lower. The Purchase Plan provides for four consecutive six-month offering periods beginning with the six-month period extending from October 1, 1997 through March 31, 1998. No awards were made under the Purchase Plan in 1997.

13. DEFINED CONTRIBUTION PLAN

  The Company maintains a defined contribution plan under Section 401(k) of the Internal Revenue Code covering substantially all employees. Under the plan, employees may contribute the lower of up to 20% of their salaries or a dollar amount prescribed by the Internal Revenue Code. The Board of Directors may elect to make a discretionary contribution to the plan. Vesting with respect to the Company's discretionary contribution occurs four years from the date the employee is admitted to the plan. For the year ended December 31, 1997, the Company contributed $213,000 to the Plan. There were no contributions made by the Company to the Plan during the years ended December 31, 1996 and 1995.

                        PERITUS SOFTWARE SERVICES, INC.

14. INDUSTRY SEGMENT AND GEOGRAPHIC INFORMATION

  The Company operates in a single industry segment: software maintenance, tools and services.

  The Company operates in diverse geographic areas. Intercompany sales and transfers between geographic areas are accounted for at prices which are designed to be representative of unaffiliated party transactions. Information by geographic area at December 31, 1997, 1996 and 1995 and for the years then ended, is summarized below:

                               GEOGRAPHIC AREAS
                          ---------------------------
                          NORTH AMERICA(1)   EUROPE   ELIMINATIONS    TOTAL
                          ---------------- ---------- ------------ ------------
1997
Revenue to unaffiliated
 customers..............    $ 38,373,000   $1,928,000  $      --   $ 40,301,000
Intercompany revenue....          40,000      299,000   (339,000)           --
                            ------------   ----------  ---------   ------------
  Total revenue.........      38,413,000    2,227,000   (339,000)    40,301,000
Income (loss) from
 operations.............     (67,629,000)      47,000        --     (67,582,000)
Identifiable assets.....      39,385,000    1,828,000   (683,000)    40,530,000
Capital expenditures....       1,935,000       83,000        --       2,018,000
Depreciation and
 amortization...........       1,308,000       19,000        --       1,327,000
1996
Revenue to unaffiliated
 customers..............    $ 17,435,000   $1,800,000  $      --   $ 19,235,000
Intercompany revenue....             --        84,000    (84,000)           --
                            ------------   ----------  ---------   ------------
  Total revenue.........      17,435,000    1,884,000    (84,000)    19,235,000
Income (loss) from
 operations.............      (4,821,000)      77,000        --      (4,744,000)
Identifiable assets.....      16,635,000    1,575,000   (485,000)    17,725,000
Capital expenditures....       1,227,000       13,000        --       1,240,000
Depreciation and
 amortization...........         850,000        4,000        --         854,000
1995
Revenue to unaffiliated
 customers..............    $ 17,426,000   $1,079,000  $      --   $ 18,505,000
Intercompany revenue....         159,000          --    (159,000)           --
                            ------------   ----------  ---------   ------------
  Total revenue.........      17,585,000    1,079,000   (159,000)    18,505,000
Income from operations..         164,000      129,000        --         293,000
Identifiable assets.....       6,977,000      430,000   (228,000)     7,179,000
Capital expenditures....         804,000       20,000        --         824,000
Depreciation and
 amortization...........         441,000        2,000        --         443,000

--------
(1) For purposes of the above presentation, the operating results and other financial data of the Company's wholly-owned subsidiary, Peritus Software Services (India) Private Limited, are considered immaterial and are included in North America.

                        PERITUS SOFTWARE SERVICES, INC.

15. COMMITMENTS

 Operating and Capital Leases

  The Company leases its operating facilities and certain equipment under noncancelable operating and capital lease agreements. Rent expense for the years ended December 31, 1997, 1996 and 1995 was $1,101,000, $999,000 and
$839,000, respectively. Future minimum lease payments under noncancelable leases as of December 31, 1997 are as follows:

                                                            OPERATING  CAPITAL
     YEAR ENDING DECEMBER 31,                                LEASES     LEASES
     ------------------------                              ----------- --------
     1998................................................. $ 1,662,000 $ 73,000
     1999.................................................   1,582,000  133,000
     2000.................................................   1,775,000    9,000
     2001.................................................   1,937,000    6,000
     2002.................................................   1,933,000      --
     Thereafter...........................................   4,150,000      --
                                                           ----------- --------
                                                           $13,039,000  221,000
                                                           ===========
     Less--Amount representing interest...................               26,000
                                                                       --------
     Present value of minimum lease payments..............             $195,000
                                                                       ========

                                                                     SCHEDULE II

                        PERITUS SOFTWARE SERVICES, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                 BALANCE  CHARGED TO CHARGED TO            BALANCE
                                                                BEGINNING COSTS AND    OTHER                END OF
FOR THE YEAR ENDED                CLASSIFICATION                 OF YEAR   EXPENSES   ACCOUNTS  DEDUCTIONS   YEAR
------------------                --------------                --------- ---------- ---------- ---------- --------
December 31, 1995   Allowance for doubtful accounts              $    30    $ --      $    --      $--     $     30
December 31, 1996   Allowance for doubtful accounts              $    30    $ --      $    --      $--     $     30
December 31, 1997   Allowance for doubtful accounts              $    30    $  65     $    --      $--     $     95
                                                                 BALANCE  CHARGED TO CHARGED TO            BALANCE
                                                                BEGINNING COSTS AND    OTHER                END OF
FOR THE YEAR ENDED                CLASSIFICATION                 OF YEAR   EXPENSES   ACCOUNTS  DEDUCTIONS   YEAR
------------------                --------------                --------- ---------- ---------- ---------- --------
December 31, 1995   Net deferred tax assets valuation allowance  $   --     $ --      $    --      $--     $    --
December 31, 1996   Net deferred tax assets valuation allowance  $   --     $ --      $ (2,178)    $--     $ (2,178)
December 31, 1997   Net deferred tax assets valuation allowance  $(2,178)   $ --      $(21,692)    $--     $(23,870)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by Items 401 and 405 of Regulation S-K set forth under the caption "Directors and Executive Officers" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 10, 1998, and which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1997, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by Item 402 of Regulation S-K set forth under the Caption "Compensation of Directors and Executive Officers" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 10, 1998, and which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1997, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information set forth under the Caption "Voting Securities and Principal Holders Thereof" and "Election of Directors" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 10, 1998, and which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1997, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information set forth under the Caption "Certain Relationships and Related Transactions" appearing in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on June 10, 1998, and which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1997, is incorporated herein by reference.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A)(1) FINANCIAL STATEMENTS

  The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on Page 38 and incorporated herein by reference.

(2) FINANCIAL STATEMENT SCHEDULES

  Schedule II: Valuation and Qualifying Accounts

            All other Schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3) EXHIBITS

  Documents listed below, except for documents identified by footnotes, are being filed as exhibits herewith. Documents identified by footnotes are not being filed herewith and, pursuant to Rule 12bg-32 of the General Rules and Regulations promulgated by the Commission under the Securities Exchange Act of 1934 (the "Act") reference is made to such documents as previously filed as exhibits filed with the Commission. The Company's file number under the Act is 0-22647.

   EXHIBIT NO.                           DESCRIPTION
   -----------                           -----------
     3.1/1/    Restated Articles of Organization of the Registrant.
     3.2/1/    Amended and Restated By-Laws of the Registrant.
     4/1/      Specimen Certificate for shares of Common Stock.
    *10.1/1/   Long-Term Incentive Plan (1992).
    *10.2/1/   1997 Stock Incentive Plan.
    *10.3/1/   1997 Director Stock Option Plan.
    *10.4/1/   1997 Employee Stock Purchase Plan.
    10.5       Lease dated December 14, 1997, between MGI Two Federal Street,
               Inc. and the Registrant.
    10.6/1/    Common Stock Purchase Agreement dated May 29, 1992 between the
               Registrant and Bull HN Information Systems, Inc.
    10.7/1/    Agreement of Amendment dated as of March 15, 1996 between the
               Registrant and Bull HN Information Systems, Inc.
    10.8/1/    Note and Warrant Purchase Agreement dated as of May 30, 1995 between the Registrant and Massachusetts Capital Resource
               Company.
    10.9/1/    Common Stock Purchase Warrant, due May 30, 1995.
    10.10/1/   Secured Subordinated Note due 2002, dated May 30, 1995.
    10.11/1/   Voting Agreement dated as of May 30, 1995 among the Registrant,
               Dominic K. Chan and Massachusetts Capital Resource Company.
    10.12/1/   Security Agreement dated as of May 30, 1995 between the
               Registrant and Massachusetts Capital Resource Company.
    10.13/1/   Series A Convertible Preferred Stock and Class A Common Stock
               Purchase Agreement dated as of March 15, 1996 among the
               Registrant and the purchasers named in Schedule I thereto

   EXHIBIT NO.                            DESCRIPTION
   -----------                            -----------
    10.14/1/   Registration Rights Agreement dated as of March 15, 1996, as amended, among the Registrant and the stockholders listed on the signature pages thereto.
    10.15/1/   Stock Restriction Agreement dated as of March 15, 1996, as amended, among the Registrant, Dominic K. Chan and Marsha C.
               Chan and the stockholders listed on the signature pages thereto.
    10.16/1/   Voting Agreement dated as of March 15, 1996 among the Registrant and the stockholders listed in the signature pages thereto.
    10.17/1/   Stock Option Agreement dated as of March 15, 1996 among the
               Registrant, Dominic K. Chan and Marsha C. Chan.
    *10.18/1/  Non-Competition Agreement dated as of March 15, 1996 between the
               Registrant and Dominic K. Chan.
    *10.19/1/  Series B Convertible Preferred Stock Purchase Agreement dated as of October 28, 1996 among the Registrant and the purchasers named in Schedule I thereto.
    *10.20/1/  Employment Agreement dated as of December 30, 1996 between the
               Registrant and Douglas A. Catalano.
    *10.21/1/  Employment Agreement dated as of January 27, 1997 between the
               Registrant and Robert D. Savoia.
    *10.22/1/  Letter Agreement dated as of August 15, 1996 between the
               Registrant and Leonard Miller.
    10.23/1/   Master Software Services Agreement dated as of February 3, 1992 between the Registrant and Bull HN Information Systems, Inc.
    10.24/1/   License Agreement dated as of July 29, 1996 between the
               Registrant and Bull HN Information Inc., as amended.
    10.25/1/   Master License Agreement dated as of October 21, 1996, as
               amended, between the Registrant and Merrill Lynch, Pierce,
               Fenner & Smith Incorporated.
    10.26/1/   Engineering Consultant Services Agreement, as amended, between
               Stratus Computer, Inc. and the Registrant, dated November 30,
               1993.
    10.27/1/   Letter Agreement dated September 6, 1996 between the Registrant and Fleet National Bank
    10.28/1/   Promissory Note between the Registrant and Fleet National Bank in the amount of $3,500,000, dated September 6, 1996.
    10.29/1/   Promissory Note between the Registrant and Fleet National Bank in the amount of $675,000, dated September 6, 1996.
    10.30/1/   Promissory Note between the Registrant and Fleet National Bank in the amount of $825,000, dated September 6, 1996.
    10.31/1/   Inventory, Accounts Receivable and Intangibles Security
               Agreement between the Registrant and Fleet National Bank, dated
               September 6, 1996.
    10.32/1/   Supplemental Security Agreement between the Registrant and Fleet
               National Bank, dated September 6, 1996.
    10.33/1/   Security Agreement (Trademarks) between the Registrant and Fleet
               National Bank, dated September 6, 1996.
    10.34/1/   Security Agreement (Patents) between the Registrant and Fleet
               National Bank, dated September 6, 1996.
    10.35/1/   Subordination Agreement between Massachusetts Capital Resource
               Company and Fleet National Bank dated September 6, 1996.

   EXHIBIT NO.                            DESCRIPTION
   -----------                            -----------
    10.36/1/   License and Alliance Agreement dated as of may 1,1996, as
               amended, between the Registrant and CSC Consulting, Inc., as amended
    10.37/1/   Agreement and Plan of Merger among the Registrant, Vista
               technologies Incorporated and its stockholders, dated January
               29, 1996.
    10.38/1/   Letter of Intent dated May 9, 1997 between the Registrant and
               VIASOFT, Inc.
    10.39/1/   Joint Marketing Agreement effective as of June 12, 1997 between the Registrant and VIASOFT, Inc.
    10.40/1/   Letter Agreement dated March 30, 1997 between the Registrant and
               Fleet National Bank.
    10.41/1/   Letter Agreement dated June 20, 1997 between the Registrant and
               Fleet National Bank.
    10.42      Letter Agreement dated November 26, 1997 between the Registrant and Fleet National Bank.
    10.43/2/   Asset Purchase Agreement dated October 22, 1997 by and among the
               Registrant and Twoquay, Inc. and Millennium Dynamics, Inc.
               ("MDI") and American Premier Underwriters ("APU")
    10.44/2/   Registration Rights Agreement dated December 1, 1997 by and among the Registrant and APU
    *10.45     Employment Agreement dated as of January 20, 1998 between the
               Registrant and Adarsh Arora
    *10.46     Employment Agreement dated as of January 19, 1998 between the
               Registrant and Donald Beck
    *10.47     Promissory Note of Donald Beck payable to the Registrant dated
               January 30, 1998
    10.48      License Agreement dated October 25, 1997 between MDI and
               Chiquita Brands International, Inc.
    10.49      License Agreement dated December 31, 1996 between MDI and
               Windsor Group
    10.50      License Agreement dated March 17, 1997 between MDI and Provident
               Bank
    10.51      License Agreement dated November 11, 1997 between MDI and Great
               American Insurance Company
    11.        Statement regarding computation of earnings per common share.
    21.        Subsidiaries of the Registrant
    23.        Consent of Price Waterhouse LLP
    27.1       Financial Data Schedule
    27.2       Restated Financial Data Schedule for the three months ended
               March 31, 1997
    27.3       Restated Financial Data Schedule for the three months ended June
               30, 1997
    27.4       Restated Financial Data Schedule for the six months ended June
               30, 1997
    27.5       Restated Financial Data Schedule for the three months ended
               September 30, 1997
    27.6       Restated Financial Data Schedule for the nine months ended
               September 30, 1997

--------
(/1/Incorporated)by reference to Registrant's Registration Statement on Form
    S-1, Commission file number 333-27087
(/2/Incorporated)by reference to Registrant's Current Report on Form 8-K dated
    December 16, 1997
 * Management Contract or compensatory plan or arrangement filed in response to Item 14(a)(3) of the instructions to the Annual Report on Form 10-K

(B) REPORTS ON FORM 8-K:

  A Current Report on Form 8-K was filed by the Company on October 23, 1997. The Company filed under Item 5 (Other Matters) a press release announcing
  (i) the Company's financial results for the three months and nine months ended September 30, 1997, (ii) that on October 22, 1997, the Company, Twoquay, Inc., a wholly owned subsidiary of the Company ("Twoquay") and American Premier Underwriters, Inc. ("APU") entered into an Asset Purchase Agreement to acquire substantially all of the assets and assume certain liabilities of the business of MDI from APU and (iii) certain management changes of the Company.

  A Current Report on Form 8-K dated December 1, 1997 was filed by the Company on December 16, 1997 and amended on February 17, 1998. The Company reported under Item 2 (Acquisition or Disposition of Assets) that on December 1, 1997, Twoquay acquired substantially all of the assets and assumed certain liabilities of the business of MDI from APU.

                                  SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Peritus Software Services, Inc.

                                                  /s/ Douglas A. Catalano
                                          By: _________________________________
                                            Douglas A. Catalano
                                            Chief Executive Officer and
                                            President

                                                      March 31, 1998
                                            -----------------------------------
                                                          (Date)

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                                                    /s/ Dominic K. Chan
                                          By: _________________________________
                                            Dominic K. Chan, Chairman of the
                                            Board of Directors and Chief
                                            Technology Officer

                                                      March 31, 1998
                                            -----------------------------------
                                                          (Date)

                                                  /s/ Douglas A. Catalano
                                          By: _________________________________
                                            Douglas A. Catalano, President,
                                            Chief Executive Officer and
                                            Director (Principal Executive
                                            Officer)

                                                      March 31, 1998
                                            -----------------------------------
                                                          (Date)

                                                    /s/ Allen K. Deary
                                          By: _________________________________
                                            Allen K. Deary, Vice President,
                                            Finance, Chief Financial Officer
                                            and Director (Principal Financial
                                            Officer)

                                                      March 31, 1998
                                            -----------------------------------
                                                          (Date)

                                                    /s/ John E. MacPhee
                                          By: _________________________________
                                            John E. MacPhee, Director of
                                            Finance and Treasurer (Principal
                                            Accounting Officer)

                                                      March 31, 1998
                                            -----------------------------------
                                                          (Date)

                                          By: _________________________________
                                            Axel Leblois, Director

                                          _____________________________________
                                                         (Date)

                                                     /s/ Roland Pampel
                                          By: _________________________________
                                            Roland Pampel, Director

                                                      March 31, 1998
                                          --------------------------------------
                                                         (Date)

                                                     /s/ Henry McCance
                                          By: _________________________________
                                            Henry McCance, Director

                                                       March 31, 1998
                                          --------------------------------------
                                                           (Date)

                                          By: _________________________________
                                            Arthur Carr, Director

                                          _____________________________________
                                                         (Date)

                                                   /s/ Michael Humphreys
                                          By: _________________________________
                                            Michael Humphreys, Director

                                                      March 31, 1998
                                          -------------------------------------
                                                            Date


Exhibit No.         Description
-----------         -----------

  3.1/1/      Restated Articles of Organization of the Registrant.
  3.2/1/      Amended and Restated By-Laws of the Registrant, to be effective upon the
  4/1/        Specimen Certificate for shares of Common Stock.
 *10.1/1/     Long-Term Incentive Plan (1992).
 *10.2/1/     1997 Stock Option Plan
 *10.3/1/     1997 Director Stock Option Plan.
 *10.4/1/     1997 Employee Stock Purchase Plan.
  10.5        Lease dated December 14, 1997, between MGI Two Federal Street, Inc. and the Registrant.
  10.6/1/     Common Stock Purchase Agreement dated May 29, 1992 between the
              Registrant and Bull HN Information Systems, Inc.
  10.7/1/     Agreement of Amendment dated as of March 15, 1996 between the Registrant and Bull HN Information Systems, Inc.
  10.8/1/     Note and Warrant Purchase Agreement dated as of May 30, 1995 between the
              Registrant and Massachusetts Capital Resource Company.
  10.9/1/     Common Stock Purchase Warrant, dated May 30, 1995.
  10.10/1/    Secured Subordinated Note due 2002, dated May 30, 1995.
  10.11/1/    Voting Agreement dated as of May 30, 1995 among the Registrant,
              Dominic K. Chan and Massachusetts Capital Resource Company.
  10.12/1/    Security Agreement dated as of May 30, 1995 between the Registrant and
              Massachusetts Capital Resource Company.
  10.13/1/    Series A Convertible Preferred Stock and Class A Common Stock Purchase Agreement
              dated as of March 15, 1996 amond the Registrant and the purchasers named in
              Schedule I thereto
  10.14/1/    Registration Rights Agreement dated as of March 15, 1996, as amended, among the Registrant and the stockholders listed on the signature pages thereto.
  10.15/1/    Stock Restriction Agreement dated as of March 15, 1996, as amended, among the Registrant,
              Dominic K. Chan and Marsha C. Chan and the stockholders listed on the signature pages thereto.
  10.16/1/    Voting Agreement dated as of March 15, 1996 among the Registrant and the stockholders listed in the signature pages thereto.
  10.17/1/    Stock Option Agreement dated as of March 15, 1996 among the Registrant, Dominic K. Chan and Marsha C. Chan.
  10.18/1/    Non-Competition Agreement dated as of March 15, 1996 between the Registrant and
              Dominic K. Chan.
  10.19/1/    Series B Convertible Preferred Stock Purchase Agreement dated as of October 28, 1996 among the Registrant and the purchasers named in Schedule I thereto.
*10.20/1/     Employment Agreement dated as of December 30, 1996 between the Registrant and
              Douglas A. Catalano.
*10.21/1/     Employment Agreement dated as of  January 27, 1997 between the Registrant and Robert D. Savoia.
*10.22/1/     Letter Agreement dated as of August 15, 1996 between the Registrant and Leonard Miller.
 10.23/1/     Master Software Services Agreement dated as of February 3, 1992 between the Registrant and
              Bull HN Information Systems, Inc.
  10.24/1/    License Agreement dated as of July 29, 1996 between the Registrant and Bull HN Information Inc., as amended.
  10.25/1/    Master License Agreement dated as of October 21, 1996, as amended, between the Registrant and
              Merrill Lynch, Pierce, Fenner & Smith Incorporated.

Exhibit No.         Description
-----------         -----------

  10.26/1/    Engineering Consultant Services Agreement, as amended, between Stratus Computer, Inc. and the
              Registrant, dated November 30, 1993.
  10.27/1/    Letter Agreement dated September 6, 1996 between the Registrant and Fleet National Bank
  10.28/1/    Promissory Note between the Registrant and Fleet National Bank in the amount of $3,500,000, dated September 6, 1996.
  10.29/1/    Promissory Note between the Registrant and Fleet National Bank in the amount of $675,000, dated September 6, 1996.
  10.30/1/    Promissory Note between the Registrant and Fleet National Bank in the amount of $825,000, dated September 6, 1996.
  10.31/1/    Inventory, Accounts Receivable and Intangibles Security Agreement between the Registrant and
              Fleet National Bank, dated September 6, 1996.
  10.32/1/    Supplemental Security Agreement between the Registrant and Fleet National Bank, dated
              September 6, 1996.
  10.33/1/    Security Agreement (Trademarks) between the Registrant and Fleet National Bank, dated
              September 6, 1996.
  10.34/1/    Security Agreement (Patents) between the Registrant and Fleet National Bank, dated
              September 6, 1996.
  10.35/1/    Subordination Agreement between Massachusetts Capital Resource Company and Fleet National Bank
              dated September 6, 1996.
  10.36/1/    License and Alliance Agreement dated as of May 1,1996, as amended, between the Registrant and
              CSC Consulting, Inc., as amended
  10.37/1/    Agreement and Plan of Merger among the Registrant, Vista Technologies Incorporated and its
              stockholders, dated January 29, 1996.
  10.38/1/    Letter of Intent dated May 9, 1997 between the Registrant and VIASOFT, Inc.
  10.39/1/    Joint Marketing Agreement effective as of June 12, 1997 between the Registrant and VIASOFT, Inc.
  10.40/1/    Letter Agreement dated March 30, 1997 between the Registrant and Fleet National Bank.
  10.41/1/    Letter Agreement dated June 20, 1997 between the Registrant and Fleet National Bank.
  10.42       Letter Agreement dated November 26, 1997 between the Registrant and Fleet National Bank.
  10.43/2/    Asset Purchase Agreement dated October 22, 1997 by and among the Registrant and Twoquay, Inc.
              and Millennium Dynamics, Inc. ("MDI") and American Premier Underwriters ("APU")
  10.44/2/    Registration Rights Agreement dated December 1, 1997 by and among the Registrant and APU
 *10.45       Employment Agreement dated as of January 20, 1998 between the Registrant and Adarsh Arora
 *10.46       Employment Agreement dated as of January 19, 1998 between the Registrant and Donald Beck
 *10.47       Promissory Note of Donald Beck payable to the Registrant dated January 30, 1998
  10.48       License Agreement dated  October 25, 1996 between MDI and Chiquita Brands International, Inc.
  10.49       License Agreement dated  December 31, 1996 between MDI and Windsor Group.
  10.50       License Agreement dated  March 17, 1997 between MDI and Provident Bank.
  10.51       License Agreement dated November 11, 1997  between MDI and Great American Insurance Company
  11.         Statement regarding computation of earnings per common share.
  21.         Subsidiaries of the Registrant
  23.         Consent of Price Waterhouse
  27          Financial Data Schedule

----------------
(1)  Incorporated by reference to Registrant's Registration Statement on
     Form S-1, Commission file number 333-27087
(2) Incorporated by reference to Registrant's Current Report on Form 8-K dated December 16, 1997
  * Management contract or compensation plan or arrangement filed in response to Item 14(a)3 of the instructions to the Annual Report on Form 10-K.