Form 10-Q
period 1998-03-31
PERITUS SOFTWARE SERVICES INC
filed 1998-05-15
CIK 1011632

                      Securities and Exchange Commission
                            Washington, D.C.  20549
                            -----------------------

                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 1998.

                                       OR

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _________ to _________.



                        Commission File Number 000-22647
                        --------------------------------

                        Peritus Software Services, Inc.
                        -------------------------------
             (Exact Name of Registrant as Specified in its Charter)


         Massachusetts                                      04-3126919
         -------------                                      ----------

(State or Other Jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                          Identification No.)


2 Federal Street, Billerica, Massachusetts                 01821
------------------------------------------               ---------
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
                                        ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Title of Class                 Shares outstanding at May 7, 1998
     --------------                 ---------------------------------

Common Stock, $.01 par value                     16,161,675

                        PERITUS SOFTWARE SERVICES, INC.
                                   FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
                               TABLE OF CONTENTS
--------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Balance Sheet
                  as of March 31, 1998 and December 31, 1997                   3

                  Consolidated Statement of Operations
                  for the Three Months Ended March 31, 1998 and 1997           4

                  Consolidated Statement of Cash Flows
                  for the Three Months Ended March 31, 1998 and 1997           5

                  Notes to Unaudited Consolidated Financial Statements         6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                          8

         Item 3. Quantitative and Qualitative Disclosures about Market Risk   14

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                           14

         Item 2.  Changes in Securities and Use of Proceeds                   14

         Item 6.  Exhibits and Reports on Form 8-K                            15

         Signatures                                                           16

                         PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS
                        PERITUS SOFTWARE SERVICES, INC.
                          CONSOLIDATED BALANCE SHEET
                   (In thousands, except share-related data)
                                  (unaudited)
--------------------------------------------------------------------------------

                                                                                      March 31,      December 31,
                                                                                        1998            1997
                                                                                   -------------   -------------
Assets
Current assets:
   Cash and cash equivalents                                                       $       9,821   $      11,340
   Short-term investments                                                                  2,500           3,000
   Accounts receivable, net of allowance for doubtful accounts of
     $445 and $95, respectively, and including amounts receivable
     from related parties of $60 and $289, respectively                                    9,808          13,287
   Costs and estimated earnings in excess of billings on uncompleted contracts, including amounts on uncompleted contracts with
     related parties of $173 and $250, respectively                                        2,440           2,547
   Prepaid expenses and other current assets                                               1,865             710
                                                                                   -------------   -------------

        Total current assets                                                              26,434          30,884

   Property and equipment, net                                                             5,398           3,859
   Intangible and other assets, net                                                        5,525           5,787
                                                                                   -------------   -------------

                                                                                   $      37,357   $      40,530
                                                                                   =============   =============

Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of capital lease obligations                                    $         255   $          51
   Current portion of long-term debt                                                         292             292
   Accounts payable                                                                        1,768           1,650
   Billings in excess of costs and estimated earnings on uncompleted contracts               980             976
   Deferred revenue                                                                        2,108           2,886
   Other accrued expenses and current liabilities                                          2,319           3,518
                                                                                   -------------   -------------

        Total current liabilities                                                          7,722           9,373

Capital lease obligations                                                                    379             144
Long-term debt                                                                               196             269
                                                                                   -------------   -------------

        Total liabilities                                                                  8,297           9,786
                                                                                   -------------   -------------

Minority interest in consolidated subsidiary                                                 110             159
                                                                                   -------------   -------------

Stockholders' equity:
   Common stock, $.01 par value; 50,000,000 shares authorized; 16,132,214 and
     15,361,800 shares issued and outstanding, respectively                                  161             154
   Additional paid-in capital                                                            104,677         103,808
   Accumulated deficit                                                                   (75,801)        (73,235)
   Note receivable from stockholder                                                            -             (58)
   Cumulative translation adjustment                                                         (87)            (84)
                                                                                   -------------   -------------

        Total stockholders' equity                                                        28,950          30,585
                                                                                   -------------   -------------

                                                                                   $      37,357   $      40,530
                                                                                   =============   =============

 The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      PERITUS SOFTWARE SERVICES, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                     (Im thousands, except per share data)
                                  (unaudited)

                                                                                                   Three Months
                                                                                                       Ended
                                                                                                     March 31,
                                                                                           -------------------------------
                                                                                                 1998             1997
                                                                                           --------------   --------------
Revenue:
   Outsourcing services, including $1,214 and $975 from related parties, respectively      $       2,622    $       2,519
   License                                                                                         4,762            4,144
   Other services                                                                                  2,766            1,196
                                                                                           --------------   --------------
      Total revenue                                                                               10,150            7,859
                                                                                           --------------   --------------
Cost of revenue:
   Cost of outsourcing services, including $713 and $373 from
     related parties, respectively                                                                 2,105            2,045
   Cost of license                                                                                   533              127
   Cost of other services                                                                          2,437            1,289
                                                                                           --------------   --------------
      Total cost of revenue                                                                        5,075            3,461
                                                                                           --------------   --------------
Gross profit                                                                                       5,075            4,398
                                                                                           --------------   --------------
Operating expenses:
   Sales and marketing                                                                             3,092            1,383
   Research and development                                                                        3,022            1,634
   General and administrative                                                                      1,736              925
                                                                                           --------------   --------------
      Total operating expenses                                                                     7,850            3,942
                                                                                           --------------   --------------
      Income (loss) from operations                                                               (2,775)             456
Interest income, net                                                                                 160               27
                                                                                           --------------   --------------
      Income (loss) before income taxes and minority interest in consolidated subsidiary          (2,615)             483
Provision for estimated income taxes                                                                   -               48
                                                                                           --------------   --------------
      Income (loss)  before minority interest in consolidated subsidiary                          (2,615)             435
Minority interest in consolidated subsidiary                                                         (49)              29
                                                                                           --------------   --------------
      Net income (loss)                                                                           (2,566)             406
Accrual of dividends on Series A and B preferred stock                                                 -             (233)
Accretion to redemption value of redeemable stock                                                      -              (26)
                                                                                           --------------   --------------
Net income (loss) available to common stockholders                                          $     (2,566)           $ 147
                                                                                           ==============   ==============
Net income (loss) per share:
   Basic                                                                                    $      (0.16)          $ 0.02
                                                                                           ==============   ==============
   Diluted                                                                                  $      (0.16)          $ 0.02
                                                                                           ==============   ==============
Weighted average shares outstanding:
   Basic                                                                                          15,985            5,888
                                                                                           ==============   ==============
   Diluted                                                                                        15,985            8,719
                                                                                           ==============   ==============

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                        PERITUS SOFTWARE SERVICES, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)
                                  (unaudited)

                                                                                             Three Months
                                                                                                 Ended
                                                                                               March 31,
                                                                                   -------------------------------
                                                                                         1998             1997
                                                                                   --------------   --------------

Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities:
   Net income (loss)                                                               $      (2,566)   $         406
   Adjustments to reconcile net income (loss) to net cash
     used for operating activities:
      Depreciation and amortization                                                          813              262
      Minority interest in consolidated subsidiary                                           (49)              18
      Changes in assets and liabilities, net of effects from acquisitions:
        Accounts receivable                                                                3,479             (498)
        Costs and estimated earnings in excess of billings on uncompleted contracts          107              233
        Unbilled license revenue from related parties                                          -              200
        Prepaid expenses and other current assets                                         (1,155)            (102)
        Other assets                                                                         (48)               -
        Accounts payable                                                                     118              359
        Billings in excess of costs and estimated earnings on uncompleted contracts            4              112
        Deferred revenue                                                                    (778)          (2,356)
        Other accrued expenses and current liabilities                                    (1,198)            (485)
                                                                                   --------------   --------------

        Net cash used for operating activities                                            (1,273)          (1,851)
                                                                                   --------------   --------------

Cash flows from investing activities:
   Sale of short-term investments                                                            500                -
   Investment in less than majority-owned company                                              -             (161)
   Purchases of property and equipment                                                    (1,585)            (287)
                                                                                   --------------   --------------

        Net cash used for investing activities                                            (1,085)            (448)
                                                                                   --------------   --------------

Cash flows from financing activities:
   Principal payments on long-term debt                                                      (73)             (31)
   Principal payments on capital lease obligations                                           (19)             (31)
   Proceeds from exercise of stock options                                                   876                2
   Proceeds from payment of note receivable from stockholder                                  58                -
                                                                                   --------------   --------------

        Net cash (used for) provided by financing activities                                 842              (60)
                                                                                   --------------   --------------

Effects of exchange rates on cash and cash equivalents                                        (3)              (7)
                                                                                   --------------   --------------

Net decrease in cash and cash equivalents                                                 (1,519)          (2,366)
Cash and cash equivalents, beginning of period                                            11,340            7,388
                                                                                   --------------   --------------

Cash and cash equivalents, end of period                                           $       9,821    $       5,022
                                                                                   ==============   ==============

Supplemental disclosure of cash flows:
   Cash paid for income taxes                                                      $          78    $           -
   Cash paid for interest                                                                     20               46



 The accompanying notes are an integral part of these unaudited consolidated financial statements.

                        PERITUS SOFTWARE SERVICES, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements include the accounts of Peritus Software Services, Inc. and its subsidiaries (the "Company") and have been prepared by the Company without audit in accordance with the Company's accounting policies, as described in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission ("SEC"). In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's 1997 Annual Report on Form 10-K. The operating results for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year ending December 31, 1998.


2. LEGAL PROCEEDINGS

   The Company and certain of its officers and directors have been named as defendants in purported class action lawsuits filed in the United States District Court for the District of Massachusetts by Scott Cohen on April 7, 1998, by Timothy Bonnett on April 9, 1998, by Robert Downey on April 12, 1998, by Peter Lindsay on April 17, 1998, by Harry Teague on April 21, 1998, by Jesse Wijntjes on April 29, 1998 and by H. Vance Johnson and H. Vance Johnson as Trustee for the I.O.R.D. Profit-Sharing Plan on May 6, 1998 (collectively, the "complaints"). The Downey complaint alleges a class period of October 22, 1997 to March 27, 1998. The Cohen, Bonnett and Wijntjes complaints allege a class period of January 27, 1998 to March 27, 1998. The Lindsay, Teague and Johnson complaints allege a class period of January 28, 1998 to March 27, 1998. The complaints principally allege that the defendants violated federal securities laws by making false and misleading statements and by failing to disclose material information concerning the Company's December 1997 acquisition of substantially all of the assets and assumption of certain liabilities of the Millennium Dynamics, Inc. business from American Premier Underwriters, Inc., thereby allegedly causing the value of the Company's common stock to be artificially inflated during the purported class periods. The complaints also allege that certain officers and/or directors of the Company sold stock in the open market during the class periods and seek unspecified damages. Although the Company believes that it and the other defendants have meritorious defenses to the claims made in the complaints and intends to contest the lawsuits vigorously, an adverse resolution of the lawsuits could have a material adverse effect on the Company's financial condition and results of operations in the period in which the litigation is resolved.

3. COMPREHENSIVE INCOME (LOSS)

   The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" effective January 1, 1998. This statement establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. This standard requires that an enterprise display an amount representing total comprehensive income for the period.

                        PERITUS SOFTWARE SERVICES, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

   For the three months ended March 31, 1998 and 1997, the Company's comprehensive income (loss) was as follows:


                                                Three months ended March 31,
                                               -----------------------------
                                                     1998           1997
                                                     ----           ----
       Net income (loss)                         $(2,566,000)     $406,000
       Cumulative translation adjustment              (3,000)       (7,000)
                                                 -----------      --------
                                                 $(2,569,000)     $399,000
                                                 ===========      ========


4. NET INCOME (LOSS) PER SHARE

   In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share", which supersedes Accounting Principles Board Opinion Accounting ("APB") No. 15 and specifies the computation, presentation and disclosure requirements of earnings per share. SFAS No. 128 requires the presentation of "basic" earnings per share and "diluted" earnings per share. Basic earnings per share is computed by dividing the net income (loss) available to common stockholders by the weighted average shares of outstanding common stock. For purposes of calculating diluted earnings per share, the denominator includes both the weighted average shares of common stock outstanding and dilutive potential common stock.

   The Company adopted SFAS No. 128 in the fourth quarter of 1997 and has restated earnings per share amounts for all periods presented herein, as required.


5. RECENTLY ISSUED ACCOUNTING STANDARDS

   In October 1997, the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition." SOP 97-2 provides guidance on the timing and amount of revenue recognition when licensing, selling, leasing or otherwise marketing computer software and is effective for transactions entered into during fiscal years beginning after December 15, 1997. On March 18, 1998, the FASB cleared a new SOP that provides for the one-year deferral of certain provisions of SOP 97-2 pertaining to its requirements for what constitutes vendor-specific evidence of the fair value of multiple elements included in an arrangement. It is AcSEC's stated intention to immediately begin a project to consider whether guidance is needed on any restrictions that should be placed on what constitutes evidence of fair value and, if so, what the guidance should be. Because of the uncertainties with respect to the outcome of any such project, the Company believes that the impact of the deferred provisions of SOP 97-2 on its financial position or results of operations upon expiration of the one-year deferral period is not currently determinable. However, the Company believes that those provisions of SOP 97-2 that have not been deferred, and, therefore, were effective as of January 1, 1998, have not materially affected its financial position or results of operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Peritus Software Services, Inc. (the "Company") was founded in 1991 to address the growing market for managing and maintaining the installed base of software in organizations. The Company focused its efforts on the delivery of software maintenance outsourcing services until 1995, when it began to devote significant resources to the development of software tools addressing the problems associated with mass changes to application systems and their associated databases, particularly the year 2000 problem. In 1996, the Company began licensing its AutoEnhancer/2000 software, which was designed to address the year 2000 problem, to value added integrators and directly to end users. In 1996, the Company expanded its research and development efforts through the acquisition of Vista Technologies Incorporated ("Vista"), a developer of computer-aided engineering software. In 1997, the Company expanded its product offerings by releasing an enhanced version of the AutoEnhancer/2000 software which enables a client to perform logic correction only changes with regard to year 2000 renovations, and through the acquisition of substantially all of the assets and the assumption of certain of the liabilities of the business of Millenium Dynamics, Inc. ("MDI"), a software tools company with year 2000 products for the IBM mainframe and AS/400 platforms, from American Premier Underwriters, Inc. ("APU").

The Company derives its revenue from software maintenance outsourcing services, software and methodology licensing and other services sold directly to end users or indirectly via value added integrators and distributors, and its clients include primarily Fortune 1000 companies and similarly sized business and government organizations worldwide. The Company's products and services are marketed through its direct sales force, both domestically and in Europe, through value added integrators operating worldwide and through international distributors in Canada, Europe and Japan.


THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

Revenue
Total revenue increased 29.2% to $ 10,150,000 in the three months ended March 31, 1998 from $ 7,859,000 in the three months ended March 31, 1997. This increase in revenue was primarily due to an increase in the licensing of the Company's Auto Enhancer/2000 and Vantage YR2000 software products as well as from increases in other services revenue and, to a lesser extent, outsourcing services revenue. International revenue increased 162.8% to $ 1,924,000 in 1998 from $ 732,000 in 1997. Persist, S.A. ("Persist"), the Company's majority-owned Spanish subsidiary, and value added integrators, distributors and end users generated 33.6% and 66.4%, respectively, of the Company's international revenue in the three months ended March 31, 1998. Persist generated substantially all of the Company's international revenue in the three months ended March 31, 1997.

Outsourcing Services
Outsourcing services revenue increased 4.1% to $ 2,622,000 in the three months ended March 31, 1998 from $ 2,519,000 in the three months ended March 31, 1997. The increase in outsourcing services revenue in absolute dollars was primarily attributable to the addition of one new significant outsourcing contract in 1997 and was partially offset by the recognition of lesser amounts of revenue under the percentage-of-completion method on existing outsourcing contracts that were in their later phases during 1998. As a percentage of total revenue, outsourcing services revenue decreased to 25.8% in the three months ended March 31, 1998 from 32.1% for the three months ended March 31, 1997. The decrease in outsourcing services revenue as a percentage of total revenue reflects the increased contribution of license and other services revenue to total revenue during the three months ended March 31, 1998 when compared to the same period in the prior year. Outsourcing services remain a major component of the solutions offered by the Company, and the Company anticipates that such services will continue to account for a significant portion of total revenue for the foreseeable future.

License
License revenue increased 14.9% to $ 4,762,000 in the three months ended March 31, 1998 or 46.9% of total revenue, compared to $ 4,144,000, or 52.7% of total revenue, in the three months ended March 31, 1997. The increase in license revenue for 1998 in absolute dollars was primarily attributable to the delivery of licensed software to additional end users and increased license fees from value added integrators.

Other Services
Other services revenue increased 131.3% to $ 2,766,000 in the three months ended March 31, 1998 from $1,196,000 in the three months ended March 31, 1997. As a percentage of total revenue, other services revenue increased to 27.3% in the three months ended March 31, 1998 from 15.2% in the three months ended March 31, 1997. The increase in other services revenue in absolute dollars was primarily attributable to an increase in consulting, training and client support services relating to the Company's year 2000 products and services and the increase in year 2000 renovation services.

Cost of Revenue

Cost of Outsourcing Services Revenue
Cost of outsourcing services revenue consists primarily of salaries, benefits and overhead costs associated with delivering outsourcing services to clients. The cost of outsourcing services revenue increased 2.9% to $ 2,105,000 in the three months ended March 31, 1998 from $ 2,045,000 for the three months ended March 31, 1997. Cost of outsourcing services revenue as a percentage of outsourcing services revenue remained relatively flat at approximately 80% in the three months ended March 31, 1998 and 1997. The increase in costs of outsourcing services revenue in absolute dollars was due primarily to the addition of resources necessary to provide services under one new significant outsourcing contract.

Cost of License Revenue
Cost of license revenue consists primarily of salaries, benefits, amortization expense of intangibles related to the MDI acquisition and related overhead costs associated with license-related materials packaging and freight. Cost of license revenue was $ 533,000 in the three months ended March 31, 1998, or 11.1% of license revenue. Cost of license revenue was $ 127,000, or 3.1% of license revenue, in the three months ended March 31, 1998. The increase in cost of license revenue in absolute dollars was primarily attributable to the addition of employees and related resources to support additional end users and value added integrators and distributors and the amortization of intangibles related to the MDI acquisition.

Cost of Other Services Revenue
Cost of other services revenue consists primarily of salaries, benefits and related overhead costs associated with delivering other services to clients. Cost of other services revenue increased 89.1% to $ 2,437,000 in the three months ended March 31, 1998 from $ 1,289,000 in the three months ended March 31, 1997. Cost of the other services revenue as a percentage of other services revenue decreased to 88.1% in the three months ended March 31, 1998 from 107.8% in the three months ended March 31 1997. Costs exceeded revenues in the three months ended March 31, 1997 primarily as a result of expected overruns on one significant pilot engagement, which subsequently became a significant product license in 1997. Costs increased in absolute dollars in the three months ended March 31, 1998 due to additional staffing for the Company's client support, training and consulting organizations related to additional customers for the Company's year 2000 products and services, including year 2000 renovations.

Operating Expenses

Sales and Marketing
Sales and marketing expenses consist primarily of salaries, commissions and related overhead costs for sales and marketing personnel; sales referral fees to third parties; advertising programs; and other promotional activities. Sales and marketing expenses increased 123.6% to $ 3,092,000 in the three months ended March 31, 1998 from $ 1,383,000 in the three months ended March 31, 1997. As a percentage of total revenue, sales and marketing expenses increased to 30.5% in the three months ended March 31, 1998 from 17.6% in the three moths ended March 31, 1997. The increase in expenses in absolute dollars and as a percentage of revenue was primarily attributable to increased staffing, commissions and promotional activities in connection with the Company's year 2000 software products and services in 1998.

Research and Development
Research and development expenses consist primarily of salaries, benefits and related overhead costs for engineering and technical personnel and outside engineering consulting services associated with developing new products and enhancing existing products. Research and development expenses increased 84.9% to $ 3,022,000 in the three months ended March 31, 1998 from $ 1,634,000 in the three months ended March 31, 1997. As a percentage of total revenue, research and development expenses increased to 29.8% in the three months ended March 31, 1998 from 20.8% in the three months ended March 31, 1997. The increase in research and development expenses in absolute dollars was primarily attributable to increased staffing for the product development efforts for the Company's year 2000 products and services and mass change technologies, including an increase in staffing effected through new hires and internal transfers.

General and Administrative
General and administrative expenses consist primarily of salaries and related costs for the finance and accounting, human resources, legal services, information systems and other administrative departments of the Company, as well as legal and accounting expenses and the amortization of intangible assets associated with the Vista acquisition. General and administrative expenses increased 87.7% to $ 1,736,000 in the three months ended March 31, 1998 from $925,000 in the three months ended March 31, 1997. As a percentage of total revenue, general and administrative expenses increased to 17.1% in the three months ended March 31, 1998 from 11.8% in the three months ended March 31, 1997. The increase in general and administrative expenses in absolute dollars and as a percentage of revenues was primarily due to additions to the Company's administrative staff to support growth, higher professional fees and increases in other general corporate expenses as well as increased costs associated with being a publicly traded company.

Interest Income (Expense), Net
Interest income and expense is primarily comprised of interest income from cash balances, partially offset by interest expense on debt. The Company had interest income, net, of $160,000 in the three months ended March 31, 1998 compared to interest income, net, of $ 27,000 in the three months ended March 31, 1997. This change in interest income, net, was primarily attributable to increased interest income derived from additional cash balances resulting from the Company's initial public offering.

Provision for Income Taxes
The Company's income tax provision was $ 0 and $ 48,000 in the three months ended March 31, 1998 and 1997, respectively. The Company did not record a tax provision or benefit in the three months ended March 31, 1998 due to operating losses incurred in this period offset by potential international tax obligations.

Minority Interest in Consolidated Subsidiary
The minority interest in consolidated subsidiary represents the equity interest in the operating results of Persist, the Company's majority-owned Spanish subsidiary, held by stockholders of Persist other than the Company. The minority interest in consolidated subsidiary decreased to a loss of $49,000 in the three months ended March 31, 1998 from income of $29,000 in the three months ended March 31, 1997. This change was the result of the decreased profitability of Persist. As of March 31, 1998, the Company held a 63.0% equity interest in Persist.

LIQUIDITY AND CAPITAL RESOURCES
Historically, the Company has financed its operations and capital expenditures primarily with the proceeds from sales of the Company's convertible preferred stock and common stock, borrowings, and advance payments for services from clients. The Company's cash balances were $ 9,821,000 and $ 11,340,000 at March 31, 1998 and December 31,1997, respectively. The Company's working capital was $18,712,000 and $21,512,000 at March 31, 1998 and December 31, 1997,
respectively.

The Company's operating activities used cash of $ 1,272,000 and $ 1,851,000 during the three months ended March 31, 1998 and 1997, respectively. The Company's use of cash during the three months ended March 31, 1998 was primarily caused by a net loss of $ 2,566,000 less non-cash depreciation and amortization expense of $ 813,000, an increase in prepaid expenses and other current assets of $1,203,000 and a decrease in other accrued expenses and current liabilities of $ 1,198,000. These decreases were partially offset by a decrease in accounts receivable of $ 3,479,000.

The Company used cash of $ 1,085,000 and $ 448,000 for investing activities during the three months ended March 31, 1998 and 1997, respectively. Investing activities in the three months ended March 31, 1998 consisted principally of the purchases of property and equipment, most notably computer equipment and software, furniture and fixtures and leasehold improvements related to the Company's relocations of its headquarters and regional offices. Although the Company has no significant commitments for capital expenditures in the remainder of 1998, the Company expects to continue to purchase property and equipment to further develop its infrastructure.

The Company's financing activities provided cash of $ 841,000 and used cash of $ 60,000 during the three months ended March 31, 1998 and 1997, respectively. Financing activities in the three months ended March 31, 1998 primarily reflect proceeds from the exercise of stock options.

In September 1996, the Company obtained a revolving line of credit facility from a bank which bears interest at the bank's prime rate plus 0.5% (9.00% at March 31, 1998). The maximum borrowing under this line of credit is $3,500,000 and is limited to 75% of certain receivables plus 50% of costs and estimated earnings in excess of billings on uncompleted contracts, as defined by the line of credit agreement. The line of credit expires and all borrowings are payable in full on June 30, 1998. In addition to this line of credit, the Company also entered into an equipment financing agreement in September 1996. Under this agreement, the bank agreed to provide up to $1,500,000 for the purchase of certain equipment (as defined by the agreement) through June 30, 1997. Ratable principal and interest payments are payable during the period July 1, 1997 through June 1, 2000, and bear interest at the bank's prime rate plus 1% (9.50% at March 31, 1998). Both of these agreements require the Company to comply with certain financial covenants and are secured by all of the assets of the Company. Although the Company was out of compliance with certain of these covenants at March 31, 1998, the Bank granted the Company a waiver thereof. As of March 31, 1998, there were no borrowings outstanding, and $3,500,000 remained available, under the revolving credit facility and $ 488,000 was outstanding under the equipment financing agreement.

To date, the Company has not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. Excess cash has been, and the Company contemplates that it will continue to be, invested in interest-bearing, investment grade securities.

The Company anticipates that the net proceeds from the sale of common stock in its initial public offering, together with cash generated from operations, existing cash balances and advances available under its revolving credit line agreement will be adequate to finance its operations for at least the next twelve months. Thereafter, the Company's cash requirements will depend on the results of future operations, which cannot be foreseen. To the extent that such sources are insufficient to finance the Company's capital requirements, the Company will be required to raise additional funds through bank borrowings or equity or debt financing. No assurance can be given that the Company will be able to borrow under, extend or increase its bank borrowings, or that such financing will be available on terms acceptable to the Company and, if available, such financing may result in further dilution to the Company's stockholders and higher interest expense.

FOREIGN CURRENCY
Assets and liabilities of the Company's subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at average exchange rates for the period. Accumulated net translation adjustments are included in stockholders' equity.

INFLATION
To date, inflation has not had a material impact on the Company's results of operations.

ACCOUNTING PRONOUNCEMENTS

In October 1997, the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition." SOP 97-2 provides guidance on the timing and amount of revenue recognition when licensing, selling, leasing or otherwise marketing computer software and is effective for transactions entered into during fiscal years beginning after December 15, 1997. On March 18, 1998, the Financial Accounting Standards Board ("FASB") cleared a new SOP that provides for the one-year deferral of certain provisions of SOP 97-2 pertaining to its requirements for what constitutes vendor specific evidence of the fair value of multiple elements included in an arrangement. It is AcSEC's intention to immediately begin a project to consider whether guidance is needed on any restrictions that should be placed on what constitutes evidence of fair value and, if so, what the guidance should be. Because of the uncertainties with respect to the outcome of any such project, the Company believes that the impact of the deferred provisions of SOP 97-2 on its financial position or results of operations upon expiration of the one-year deferral period is not currently determinable. However, the Company believes that those provisions of SOP 97-2 that have not been deferred and, therefore, were effective as of January 1, 1998, have not materially affected its financial position or results of operations.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

From time to time, information provided by the Company or statements made by its employees may contain "forward-looking" statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects", and similar expressions are intended to identify forward-looking statements.

This Quarterly Report on Form 10-Q may contain forward looking statements which involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in such statements. Certain factors that could cause such a difference include, without limitation, the risks specifically described in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and other public documents, filed by the Company with the Securities and Exchange Commission (the "Commission"), which factors are incorporated herein by reference, and other factors such as the Company's limited operating history, the dependence on the year 2000 market, the need to develop additional products and services, the concentration of clients and credit risk, the management of growth and increases in expenditures in sales and marketing, research and development and finance and administration, the dependence upon third-party channels and potential for channel conflict, the impact of competitive products and services and pricing, competition for qualified technical personnel, the offering of fixed-price, fixed time-frame contracts rather than contracts on a time and materials basis, the potential for contract liability related to the provision of year 2000 and other products and services, the potential for software errors or bugs in the Company's products, the operating difficulties and expenditures associated with acquisitions including the Company's MDI acquisition, limited protection of proprietary rights, dependence on third party technology, rapid technological change, risks associated with international operations and dependence on Indian offshore software development centers, the impact of the government regulation of immigration, dependence on government contracts, product or services demand and market acceptance risks, product development and services capacity, commercialization and technological difficulties, capacity and supply constraints or difficulties and the effect of general business or economic conditions.

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

The Company began an assessment of certain of its internal computer hardware and software in connection with the year 2000 problem and expects to complete its assessment of such hardware and software in 1998. The Company expects that its business systems installed in 1997 will be year 2000 compliant through upgrades and maintenance thereto. The Company expects that costs related to providing that its internal computer hardware and software will be year 2000 compliant will not be material to the financial condition or results of operations of the Company are not expected to be significant.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company and certain of its officers and directors have been named as defendants in purported class action lawsuits filed in the United States District Court for the District of Massachusetts by Scott Cohen on April 7, 1998, by Timothy Bonnett on April 9, 1998, by Robert Downey on April 12, 1998, by Peter Lindsay on April 17, 1998, by Harry Teague on April 21, 1998, by Jesse Wijntjes on April 29, 1998 and by H. Vance Johnson and H. Vance Johnson as Trustee for the I.O.R.D. Profit-Sharing Plan on May 6, 1998 (collectively, the "complaints"). The Downey complaint alleges a class period of October 22, 1997 to March 27, 1998. The Cohen, Bonnett and Wijntjes complaints allege a class period of January 27, 1998 to March 27, 1998. The Lindsay, Teague and Johnson complaints allege a class period of January 28, 1998 to March 27, 1998. The complaints principally allege that the defendants violated federal securities laws by making false and misleading statements and by failing to disclose material information concerning the Company's December 1997 acquisition of substantially all of the assets and assumption of certain liabilities of the Millennium Dynamics, Inc. business from American Premier Underwriters, Inc., thereby allegedly causing the value of the Company's common stock to be artificially inflated during the purported class periods. The complaints also allege that certain officers and/or directors of the Company sold stock in the open market during the class periods and seek unspecified damages. Although the Company believes that it and the other defendants have meritorious defenses to the claims made in the complaints and intends to contest the lawsuits vigorously, an adverse resolution of the lawsuits could have a material adverse effect on the Company's financial condition and results of operations in the period in which the litigation is resolved.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company is furnishing the following information with respect to the use of proceeds from its initial public offering of common stock, $0.01 par value per share on July 2, 1997:

     (1) The effective date of the registration statement of the offering and the commission file number were July 1, 1997 and 333-27087, respectively.

     (vi) The net offering proceeds to the Company after expenses were approximately $ 40,664,000.

     (vii) From July 1, 1997 to March 31, 1998, $500,000 of the offering proceeds were used to repay certain indebtedness under a secured subordinated note, $ 30,000,000 were paid to APU in connection with the MDI acquisition and $2,000,000 were used to fund the Company's operations. The balance of the offering proceeds ($8,164,000) was invested in commercial paper, corporate bonds and money market accounts.

     Except for the $ 30,000,000 paid to APU which, as a result of the MDI acquisition, owns 10% or more of the Company's common stock, payment of the offering proceeds were to persons other than directors, officers, general partners of the Company or their associates, persons owning 10% or more of the equity securities of the Company or affiliates of the Company.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     Documents listed below, except for documents identified by footnotes, are being filed as exhibits herewith. Documents identified by footnotes, if any, are not being filed herewith and, pursuant to Rule 12b-32 of the General Rules and Regulations promulgated by the Commission under the Securities Exchange Act of 1934 (the "Exchange Act") reference is made to such documents as previously filed as exhibits with the Commission. The Company's file number under the Exchange Act is 000-22647.

     Exhibit 11.  Statement re computation of per share earnings
     Exhibit 27.  Financial Data Schedule

(b)  Reports on Form 8-K:

     A Current Report on Form 8-K dated December 1, 1997 was filed by the Company on December 16, 1997 and amended on February 17, 1998 to include certain financial statements of MDI and pro forma financial information of the Company. The Company reported under Item 2 (Acquisition or Disposition of Assets) that on December 1, 1997, Twoquay, Inc., a wholly owned subsidiary of the Company, acquired substantially all of the assets and assumed certain of the liabilities of the business of MDI from APU. Financial statements filed therewith include the following:

A.  Financial Statements of MDI.
    (i)    Report of Independent Auditors (Ernst & Young LLP).
    (ii)   Balance Sheets as of December 31, 1995 and 1996 and September 30,
           1997.
    (iii) Statements of Operations for the Two Years in the Period Ended December 31, 1996 and for the Nine Months Ended September 30, 1997.
    (iv) Statements of Stockholder's Equity for the Two Years in the Period Ended December 31, 1996 and for the Nine Months Ended September 30, 1997.
    (v) Statements of Cash Flows for the Two years in the Period Ended December 31, 1996 and for the Nine Months Ended September 30, 1997.
    (vi)   Notes to Financial Statements.

B.  Pro Forma Financial Information of the Company:
    (i) Unaudited Pro Forma Condensed Consolidated Balance Sheet as of September 30, 1997.
    (ii) Unaudited Pro Forma Condensed Consolidated Statement of Operations for the Year Ended December 31, 1996.
    (iii) Unaudited Pro Forma Condensed Consolidated Statement of Operations for the Nine Months Ended September 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  May 15, 1998



                                 Peritus Software Services, Inc.
                                 By:  /s/ Allen K. Deary
                                      ------------------

                                 Allen K. Deary
                                 Vice President, Finance and
                                 Chief Financial Officer (Principal
                                 Financial Officer)

                        PERITUS SOFTWARE SERVICES, INC.
                                   FORM 10-Q
                                 EXHIBIT INDEX
--------------------------------------------------------------------------------

    EXHIBIT NO.                  DESCRIPTION

       11          Statement Re computation of per share earnings
       27          Financial Data Schedule