Form 10-K/A
period 1997-12-31
PERITUS SOFTWARE SERVICES INC
filed 1998-05-20
CIK 1011632

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                            ______________________
                                  FORM 10-K/A
                                AMENDMENT NO. 1

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

For the transition period from _____________ to ______________


                       COMMISSION FILE NUMBER 000-22647
                       --------------------------------

                        PERITUS SOFTWARE SERVICES, INC.
                        ------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

               Massachusetts                             04-3126919
       -------------------------------               ------------------
       (State or Other Jurisdiction of                (I.R.S. Employer
       Incorporation or Organization)                 Identification No.)

     2 Federal Street, Billerica, Massachusetts             01821-3540
    -----------------------------------------------------------------------
     (Address of Principal Executive Offices)               (Zip Code)


      Registrant's Telephone Number, Including Area Code:  (978) 670-0800



Securities registered pursuant to Section 12(b) of the Act:

     Title of Each Class     Name of Each Exchange on Which Registered
     -------------------     -----------------------------------------

     Not applicable                 Not applicable

Securities registered pursuant to Section 12(g) of the Act:

          Common Stock, $0.01 par value
          -----------------------------
               (Title of Class)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X. No  .
   --    --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 19, 1998, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $162,793,651. As of that date, there were 16,085,325 shares outstanding of the registrant's common stock, $0.01 par value.

DOCUMENTS INCORPORATED BY REFERENCE
Parts of the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company to be held June 10, 1998, as filed with the Securities and Exchange Commission on April 30, 1998, are incorporated by reference into Part III of this Annual Report on Form 10-K.

     The Registrant hereby amends and restates in its entirety Item 6. Selected Consolidated Financial Data to its Annual Report on Form 10-K for the fiscal year ended December 31, 1997 as follows below. Under the heading Statements of Operations Data, Pro forma basic and diluted net loss per share (unaudited) for the Year Ended December 31, 1996, the information has been corrected to read $(0.67). All other information in Item 6. is unchanged from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as filed with the Securities and Exchange Commission on March 31, 1997.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data set forth below for the three years ended December 31, 1997, are derived from the Company's Consolidated Financial Statements, which appear elsewhere in this Annual Report and which have been audited by Price Waterhouse LLP, independent accountants. The selected financial data set forth below as of December 31, 1995 and 1994 and for the year ended December 31, 1994 are derived from the Company's audited financial statements, which are not included in this Annual Report. The selected financial data as of and for the year ended December 31, 1993 is derived from the Company's unaudited financial statements, which are not included in this Annual Report. In the opinion of management, the unaudited financial statements have been prepared on a basis consistent with the Consolidated Financial Statements which appear elsewhere in this Annual Report and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position and results of operations for this unaudited period. The data set forth below should be read in conjunction with ''Management's Discussion and Analysis of Financial Condition and Results of Operations'' and the Company's Consolidated Financial Statements, including the Notes thereto, included elsewhere in this Annual Report.

                                                                                          Year Ended December 31,
                                                                -------------------------------------------------------------------
                                                                    1997          1996          1995         1994          1993
                                                                -----------   -----------   -----------   -----------   -----------
Statement of Operations Data:
Revenue:
  Outsourcing services......................................    $   11,447    $   10,190    $   16,400    $    7,130    $    1,798
  License...................................................        21,826         6,526            --            --            --
  Other services............................................         7,028         2,519         2,105           742           433
                                                                -----------   -----------   -----------   -----------   -----------
    Total revenue (1).......................................    $   40,301        19,235        18,505         7,872         2,231
                                                                -----------   -----------   -----------   -----------   -----------
 Cost of revenue:
  Outsourcing services......................................         9,536         8,488         9,602         4,700           841
  License...................................................           690           162            --            --            --
  Other services............................................         5,357         2,931         2,421           319           306
                                                                -----------   -----------   -----------   -----------   -----------
    Total cost of revenue...................................        15,583        11,581        12,023         5,019         1,147
                                                                -----------   -----------   -----------   -----------   -----------
 Gross profit (loss)........................................        24,718         7,654         6,482         2,853         1,084
                                                                -----------   -----------   -----------   -----------   -----------
 Operating expenses:
  Sales and marketing.......................................         8,864         3,116         2,129           366           265
  Research and development..................................         8,324         6,033         1,703           560           196
  General and administrative................................         4,312         3,249         2,357         1,283           428
  Write-off of in process research and development..........        70,800            --            --            --            --
                                                                -----------   -----------   -----------   -----------   -----------
   Total operating expenses.................................        92,300        12,398         6,189         2,209           889
                                                                -----------   -----------   -----------   -----------   -----------
  Income (loss) from operations.............................       (67,582)       (4,744)          293           644           195
 Interest income (expense), net.............................           948          (296)         (203)          (63)           --
                                                                -----------   -----------   -----------   -----------   -----------
  Income (loss) before income taxes, minority interest and
   equity in loss of Less than majority-owned company.......       (66,634)       (5,040)           90           581           195
 Provision (benefit) for estimated income taxes.............           272          (143)           (8)          179             7
                                                                -----------   -----------   -----------   -----------   -----------
  Income (loss) before minority interest and equity in
   loss of less than majority-owned company.................       (66,906)       (4,897)           98           402           188
 Minority interest in consolidated subsidiary...............            (4)          (24)          (43)           --            --
 Equity in loss of less than majority-owned company.........            --            --            --           (97)           --
                                                                -----------   -----------   -----------   -----------   -----------
  Net income (loss).........................................    $  (66,910)   $   (4,921)   $       55    $      305    $      188
                                                                ===========   ===========   ===========   ===========   ===========
Net income (loss) per share:
      Basic.................................................        $(6.97)       $(1.02)       $ 0.01        $ 0.06        $ 0.04
                                                                ===========   ===========   ===========   ===========   ===========
      Diluted...............................................        $(6.97)       $(1.02)       $ 0.01        $ 0.05        $ 0.03
                                                                ===========   ===========   ===========   ===========   ===========
Weighted average shares outstanding:
      Basic.................................................     9,708,000     5,876,000     5,078,000     4,950,000     4,866,000
                                                                ===========   ===========   ===========   ===========   ===========
      Diluted...............................................     9,708,000     5,876,000     6,456,000     5,873,000     5,673,000
                                                                ===========   ===========   ===========   ===========   ===========
Pro forma basic and diluted net loss per share (unaudited)          $(5.78)       $(0.67)
                                                                ===========   ===========
Pro forma basic and diluted average shares
  outstanding (unaudited)                                           11,574         7,394
                                                                ===========   ===========

                                                                       December 31,
                                      ------------------------------------------------------------

                                          1997         1996        1995        1994        1993
                                      ------------  ----------  ----------  ----------  ----------

Balance Sheet Data:
 Cash and cash equivalents...........    $ 11,340     $ 7,388       $  264      $  339      $    2
 Working capital.....................      21,512       8,218        2,218       1,267         338
 Total assets........................      40,530      17,725        7,179       2,924       1,075
 Long-term debt, net of current
 portion.............................         413       1,538        1,792         777         491
 Redeemable stock....................          --      12,287           --          --          --
 Stockholders' equity (deficit)......     (30,585)     (3,302)       1,802         867         498

--------------
(1) Revenue (in thousands) from related parties in the years ended December 31, 1997, 1996, 1995, 1994 and 1993 was $4,478, $11,624, $4,943, $10,124 and
     $4,317, respectively. See the Company's Consolidated Financial Statements.
(2) See Note 2 of Notes to the Company's Consolidated Financial Statements for an explanation of the determination of pro forma net income (loss) per share.

  The following unaudited pro forma data has been prepared as if the acquisition of MDI was completed at the beginning of the periods presented, is presented for illustrative purposes only and is not necessarily indicative of results of operations which would actually have been achieved had the acquisition occurred at the beginning of such periods or which may be achieved in the future. In addition, the following unaudited pro forma data is adjusted to reflect the amortization of acquired intangible assets and excludes the write off of acquired in-process research and development of $70,800,000 due to its non-recurring nature. Also, the following unaudited pro forma basic and diluted net loss per share data assumes conversion of all redeemable convertible preferred stock as of the beginning of the year, or date of issuance, if later, using the if-converted method (see Note 2 to the consolidated financial statements) and assumes the 2,175,000 shares issued in connection with the acquisition were outstanding for the entire periods presented.


                                  For the years ended December 31,
                       -------------------------------------------------------
                                   1997                        1996
                       -------------------------------------------------------
                        As reported    Pro forma    As reported    Pro forma
                       -------------  ------------  ------------  ------------
Revenues               $ 40,301,000   $51,225,000   $19,235,000   $22,348,000
Net loss                (66,910,000)   (2,299,000)   (4,921,000)   (5,689,000)
Net loss per share:
  Basic                $      (6.97)  $     (0.26)  $     (1.02)  $     (0.71)
  Diluted              $      (6.97)  $     (0.26)  $     (1.02)  $     (0.71)


Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Peritus Software Services, Inc.



                                    By:/s/ Douglas A. Catalano
                                       ------------------------------------
                                       Douglas A. Catalano
                                       Chief Executive Officer and President

                                            May   , 1998
                                    ---------------------------------------
                                                    (Date)