Form 10-Q
period 1998-06-30
PERITUS SOFTWARE SERVICES INC
filed 1998-08-14
CIK 1011632

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 1998.

                                      OR

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from _______ to _______.


                       Commission File Number 000-22647
                       --------------------------------

                        Peritus Software Services, Inc.
                        -------------------------------
            (Exact Name of Registrant as Specified in its Charter)


             Massachusetts                                 04-3126919
             -------------                                 ----------
     (State or Other Jurisdiction of                    (I.R.S. Employer
     Incorporation or Organization)                    Identification No.)


2 Federal Street, Billerica, Massachusetts                    01821
------------------------------------------                    -----
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Title of Class                  Shares outstanding at August 10, 1998
     --------------                  -------------------------------------

Common Stock, $0.01 par value                      16,299,990

                        PERITUS SOFTWARE SERVICES, INC.
                                   FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
                               TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                                    Page
PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

           Consolidated Balance Sheet as of June 30, 1998 and December 31, 1997       3

           Consolidated Statement of Operations for the Three and Six Months Ended
             June 30, 1998 and 1997                                                   4

           Consolidated Statement of Cash Flows for the Six Months Ended
             June 30, 1998 and 1997                                                   5

           Notes to Unaudited Consolidated Financial Statements                       6

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                      9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                  19

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                           19

Item 2.  Changes in Securities and Use of Proceeds                                   19

Item 4.  Submission of Matters to a Vote of Security Holders                         20

Item 5.  Other Information                                                           20

Item 6.  Exhibits and Reports on Form 8-K                                            20

         Signatures                                                                  22



Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                        PERITUS SOFTWARE SERVICES, INC.
                          CONSOLIDATED BALANCE SHEET
                   (IN THOUSANDS, EXCEPT SHARE-RELATED DATA)
                                  (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                     JUNE 30,       DECEMBER 31,
                                                                                       1998             1997
                                                                                   --------------   --------------
ASSETS
Current assets:
   Cash and cash equivalents                                                        $     5,285      $    11,340
   Short-term investments                                                                 4,000            3,000
   Accounts receivable, net of allowance for doubtful accounts of $445 and $95, respectively and including amounts receivable from related parties
     of $944 and $289, respectively                                                      10,030           13,287
   Costs and estimated earnings in excess of billings on uncompleted contracts, including amounts on uncompleted contracts with related parties of $171
     and $250, respectively                                                               3,492            2,547
   Prepaid expenses and other current assets                                              2,249              710
                                                                                   --------------   --------------
      Total current assets                                                               25,056           30,884
   Property and equipment, net                                                            5,521            3,859
   Intangible and other assets, net                                                       5,220            5,787
                                                                                   --------------   --------------
                                                                                    $    35,797      $    40,530
                                                                                   ==============   ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of capital lease obligations                                     $        91      $        51
   Current portion of long-term debt                                                        292              292
   Accounts payable                                                                         970            1,650
   Billings in excess of costs and estimated earnings on uncompleted contracts            1,114              976
   Deferred revenue                                                                       1,708            2,886
   Other accrued expenses and other current liabilities                                   2,638            3,518
                                                                                   --------------   --------------
      Total current liabilities                                                           6,813            9,373
Capital lease obligations                                                                   347              144
Long-term debt                                                                              123              269
                                                                                   --------------   --------------
      Total liabilities                                                                   7,283            9,786
                                                                                   --------------   --------------
Minority interest in consolidated subsidiary                                                147              159
                                                                                   --------------   --------------
Stockholders' equity:
   Common stock, $.01 par value; 50,000,000 shares authorized;  16,283,735 and
     15,361,800 shares issued and outstanding at June 30, 1998 and December 31, 1997,
     respectively                                                                           163              154
   Additional paid-in capital                                                           105,056          103,808
   Accumulated deficit                                                                  (76,780)         (73,235)
   Note receivable from stockholder                                                           -              (58)
   Cumulative translation adjustment                                                        (72)             (84)
                                                                                   --------------   --------------
      Total stockholders' equity                                                         28,367           30,585
                                                                                   --------------   --------------
                                                                                    $    35,797      $    40,530
                                                                                   ==============   ==============

 The accompanying notes are an integral part of these consolidated financial statements

                        PERITUS SOFTWARE SERVICES, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                   (IN THOUSANDS, EXCEPT SHARE-RELATED DATA)
                                  (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                      THREE MONTHS             SIX MONTHS
                                                                                          ENDED                   ENDED
                                                                                         JUNE 30,                JUNE 30,
                                                                                     1998        1997         1998        1997
                                                                                  ----------  ----------   -----------  ----------
Revenue:
  Outsourcing services, including $1,034, $978, $2,248, and $1,953
   from related parties, respectively                                              $  2,864    $  3,044     $   5,486    $  5,563
  License, including $277, $0, $277, and $0 from related
   parties, respectively                                                              4,501       4,643         9,263       8,787
  Other services, including $317, $0, $317, and $0 from
   related parties, respectively                                                      4,465       1,295         7,231       2,491
                                                                                  ----------  ----------   -----------  ----------
     Total revenue                                                                   11,830       8,982        21,980      16,841
                                                                                  ----------  ----------   -----------  ----------
Cost of revenue:
  Cost of outsourcing services, including $421, $592, $1,134 and $965
   from related parties, respectively                                                 1,886       2,358         3,991       4,403
  Cost of license                                                                       506         148         1,039         275
  Cost of other services, including $56, $0, $56, and $0 from related
   parties, respectively                                                              2,611       1,036         5,048       2,325
                                                                                  ----------  ----------   -----------  ----------
     Total cost of revenue                                                            5,003       3,542        10,078       7,003
                                                                                  ----------  ----------   -----------  ----------
Gross profit                                                                          6,827       5,440        11,902       9,838
                                                                                  ----------  ----------   -----------  ----------
Operating expenses:
  Sales and marketing                                                                 3,247       2,035         6,339       3,418
  Research and development                                                            1,957       1,969         4,979       3,603
  General and administrative                                                          1,286         875         3,022       1,800
  Restructuring charge                                                                1,439           -         1,439           -
                                                                                  ----------  ----------   -----------  ----------
     Total operating expenses                                                         7,929       4,879        15,779       8,821
                                                                                  ----------  ----------   -----------  ----------
     Income (loss) from operations                                                   (1,102)        561        (3,877)      1,017

Interest income (expense), net                                                          185          (7)          345          20
                                                                                  ----------  ----------   -----------  ----------
     Income (loss) before income taxes and minority interest in
       consolidated subsidiary                                                         (917)        554        (3,532)      1,037
Provision for income taxes                                                               25         124            25         172
                                                                                  ----------  ----------   -----------  ----------
     Income (loss) before income taxes and minority interest in
       consolidated subsidiary                                                         (942)        430        (3,557)        865
Minority interest in consolidated subsidiary                                             37          (8)          (12)         21
                                                                                  ----------  ----------   -----------  ----------
     Net income (loss)                                                             $   (979)        438     $  (3,545)        844
Accrual of cumulative dividends on Series A and B redeemable                      ==========               ===========
  convertible preferred stock                                                                      (444)                     (677)
Accretion to redemption of redeemable common stock rights                                           (31)                      (57)
                                                                                              ----------                ----------
Net income (loss) available to common stockholders                                             $    (37)                 $    110
                                                                                              ==========                ==========
Net income (loss) per common share:
  Basic                                                                            $  (0.06)   $  (0.01)    $   (0.22)   $   0.02
                                                                                  ==========  ==========   ===========  ==========
  Diluted                                                                          $  (0.06)   $  (0.01)    $  (0.22)    $   0.01
                                                                                  ==========  ==========   ===========  ==========
Weighted average common shares outstanding:
  Basic                                                                              16,179       6,000        16,082       5,944
                                                                                  ==========  ==========   ===========  ==========
  Diluted                                                                            16,179       8,587        16,082       8,531
                                                                                  ==========  ==========   ===========  ==========


 The accompanying notes are an integral part of these consolidated financial statements.

                        PERITUS SOFTWARE SERVICES, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                               SIX MONTHS
                                                                                                  ENDED
                                                                                                 JUNE 30,
                                                                                           1998            1997
                                                                                      --------------  --------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
  Net income (loss)                                                                    $   (3,545)     $      844
  Adjustments to reconcile net income (loss) to net cash used for operating activities:
      Depreciation and amortization                                                         1,660             495
      Minority interest in consolidated subsidiary                                            (12)             21
      Changes in assets and liabilities, net of effects from acquisitions:
        Accounts receivable                                                                 3,257          (3,833)
        Costs and estimated earnings in excess of billings on uncompleted contracts          (945)            224
        Unbilled license revenue from related parties                                           -             400
        Prepaid expenses and other current assets                                          (1,539)           (475)
        Other assets                                                                          (52)             10
        Accounts payable                                                                     (680)            427
        Billings in excess of costs and estimated earnings on uncompleted contracts           138             (52)
        Deferred revenue                                                                   (1,178)         (2,255)
        Other accrued expenses and other current liabilities                                 (880)            123
                                                                                      --------------  --------------
        Net cash used for operating activities                                             (3,776)         (4,071)
                                                                                      --------------  --------------
Cash flows from investing activities:
  Purchase of short-term investments                                                       (1,000)              -
  Investments in consolidated subsidiary                                                        -            (111)
  Purchases of property and equipment                                                      (2,415)           (779)
                                                                                      --------------  --------------
        Net cash used for investing activities                                             (3,415)           (890)
                                                                                      --------------  --------------
Cash flows from financing activities:
  Proceeds from long-term debt                                                                  -             200
  Principal payments on long-term debt                                                       (146)           (105)
  Principal payments on capital lease obligations                                             (45)            (34)
  Proceeds from exercise of stock options                                                   1,001              23
  Proceeds from sale of common stock                                                          256               -
  Proceeds from payment of note receivable from stockholder                                    58               -
                                                                                      --------------  --------------
        Net cash provided by financing activities                                           1,124              84
                                                                                      --------------  --------------
Effects of exchange rates on cash and cash equivalents                                         12             (38)
                                                                                      --------------  --------------
Net decrease in cash and cash equivalents                                                  (6,055)         (4,915)
Cash and cash equivalents, beginning of period                                             11,340           7,388
                                                                                      --------------  --------------
Cash and cash equivalents, end of period                                               $    5,285      $    2,473
                                                                                      ==============  ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
  Cash paid for income taxes                                                           $       78      $        -
  Cash paid for interest                                                                       34             109


 The accompanying notes are an integral part of these consolidated financial statements.

                        PERITUS SOFTWARE SERVICES, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Peritus Software Services, Inc. and its subsidiaries (the "Company") and have been prepared by the Company without audit in accordance with the Company's accounting policies, as described in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission ("SEC"). In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's 1997 Annual Report on Form 10-K. The operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year ending December 31, 1998.

2.  LEGAL PROCEEDINGS

The Company and certain of its officers and directors have been named as defendants in purported class action lawsuits filed in the United States District Court for the District of Massachusetts by Robert Downey on April 1, 1998, by Scott Cohen on April 7, 1998, by Timothy Bonnett on April 9, 1998, by Peter Lindsay on April 17, 1998, by Harry Teague on April 21, 1998, by Jesse Wijntjes on April 29, 1998, by H. Vance Johnson and H. Vance Johnson as Trustee for the I.O.R.D. Profit-Sharing Plan on May 6, 1998, by John B. Howard, M.D. on May 21, 1998 and by Helen Lee on May 28, 1998 (collectively, the "complaints"). The Downey complaint alleges a class period of October 22, 1997 to March 27, 1998. The Cohen, Bonnett, Wijntjes and Lee complaints allege a class period of January 27, 1998 to March 27, 1998. The Lindsay, Teague and Johnson complaints allege a class period of January 28, 1998 to March 27, 1998. The Howard complaint alleges a class period of July 3, 1997 to March 27, 1998. The complaints principally allege that the defendants violated federal securities laws by making false and misleading statements and by failing to disclose material information concerning the Company's December 1997 acquisition of substantially all of the assets and assumption of certain liabilities of the Millennium Dynamics, Inc. business from American Premier Underwriters, Inc., thereby allegedly causing the value of the Company's common stock to be artificially inflated during the purported class periods. In addition, the Howard complaint alleges violation of federal securities laws as a result of the Company's purported failure to disclose material information in connection with the Company's initial public offering on July 2, 1997, and also names Montgomery Securities, Inc., Wessels, Arnold & Henderson, and H.C. Wainwright & Co., Inc. as defendants. The complaints further allege that certain officers and/or directors of the Company sold stock in the open market during the class periods and seek unspecified damages. On or about June 1, 1998, all of the named plaintiffs and additional purported class members filed a motion for the appointment of several of those individuals as lead plaintiffs, for approval of lead and liaison plaintiffs' counsel and for consolidation of the actions. Although the Company believes that it and the other defendants have meritorious defenses to the claims made in the complaints and intends to contest the lawsuits vigorously, an adverse resolution of the lawsuits could have a material adverse effect on the Company's financial condition and results of operations in the period in which the litigation is resolved. The Company is not able to reasonably estimate potential losses, if any, related to the complaints.

                        PERITUS SOFTWARE SERVICES, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

3.  RESTRUCTURING CHARGE

In March 1998, the Company announced its intentions for a strategic restructuring to refocus the Company's investments and to reduce its operating expenses. The Company effected this restructuring, which was finalized in the second quarter of 1998, and recorded a non-recurring charge of $1,439,000 consisting primarily of severance payments associated with the termination of approximately 12% of the Company's employees in April 1998 (48 employees). At June 30, 1998, all 48 employees had been terminated with no further terminations remaining under the restructuring. In addition, a significant portion of the restructuring charge related to the closure of two research and development and outsourcing centers and support costs for a discontinued product. The amounts accrued to and charged against restructuring costs during the second quarter of 1998 and the composition of the remaining balance at June 30, 1998 were as follows:

(in thousands)
                                                 Balance         Q2 1998     Q2 1998        Balance
                                              March 31, 1997     Accrual     Charges     June 30, 1998
                                             ----------------   ---------   ---------   ---------------
Provision for severance and benefit
    payments to terminated employees          $         -        $   947     $ (526)     $      421
Provisions related to closure of facilities             -            327          -             327
Other                                                   -            165        (41)            124
                                             ----------------   ---------   ---------   ---------------
Total                                         $         -        $ 1,439     $ (567)     $      872
                                             ================   =========   =========   ===============


4.  COMPREHENSIVE INCOME (LOSS)

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

For the three and six months ended June 30, 1998 and 1997, the Company's comprehensive income (loss) was as follows:

                                     Three months ended June 30,   Six months ended June 30,
                                     ---------------------------   -------------------------
                                        1998             1997           1998           1997
                                       ------           ------         ------         ------
Net income (loss)                    $(979,000)       $438,000       $(3,545,000)   $844,000
Cumulative translation adjustment       15,000         (31,000)           12,000     (38,000)
                                     ----------       ----------     -----------    ----------
                                     $(964,000)       $407,000       $(3,533,000)   $806,000
                                     ==========       ==========     ===========    =========


5.  NET INCOME (LOSS) PER SHARE

    In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share", which supersedes Accounting Principles Board Opinion Accounting ("APB") No. 15 and specifies the computation, presentation and disclosure requirements of earnings per share. SFAS No. 128 requires the presentation of "basic" earnings per share and "diluted" earnings per share. Basic earnings per share is computed by dividing the net income (loss) available to common stockholders by the weighted average shares of outstanding common stock. For purposes of calculating diluted earnings per share, the denominator includes both the weighted average shares of common stock outstanding, when not anti-dilutive, and dilutive potential common stock including outstanding stock options.

                        PERITUS SOFTWARE SERVICES, INC.
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The Company adopted SFAS No. 128 in the fourth quarter of 1997 and has restated earnings per share amounts for all periods presented herein, as required.


6.  RECENTLY ISSUED ACCOUNTING STANDARDS

In October 1997, the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition". SOP 97-2 provides guidance on the timing and amount of revenue recognition when licensing, selling, leasing or otherwise marketing computer software and is effective for transactions entered into during fiscal years beginning after December 15, 1997. On March 18, 1998, the FASB cleared a new SOP that provides for the one-year deferral of certain provisions of SOP 97-2 pertaining to its requirements for what constitutes vendor-specific evidence of the fair value of multiple elements included in an arrangement. It is AcSEC's stated intention to immediately begin a project to consider whether guidance is needed on any restrictions that should be placed on what constitutes evidence of fair value and, if so, what the guidance should be. Because of the uncertainties with respect to the outcome of any such project, the Company believes that the impact of the deferred provisions of SOP 97-2 on its financial position or results of operations upon expiration of the one-year deferral period is not currently determinable. However, the Company believes that those provisions of SOP 97-2 that have not been deferred and, therefore, were effective as of January 1, 1998, have not materially affected its financial position or results of operations.

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

7.  SUBSEQUENT EVENT

In July 1998, the Company divested all of its interest in Persist, S.A. ("Persist"), the Company's majority owned Spanish subsidiary, for $600,000 cash less adjustments for certain inter-company balances then outstanding. Accordingly, the results of operations of Persist will no longer be consolidated with the results of the Company. As a result of this transaction, Persist became wholly owned by the former minority shareholders. During the six months ended June 30, 1998, Persist had revenues of $1,090,000. The Company will recognize a gain of approximately $300,000 in the three months ended September 30, 1998 as a result of this divestiture.

--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Peritus Software Services, Inc. ("Peritus") was founded in 1991 to address the growing market for managing and maintaining the installed base of software in organizations. The Company focused its efforts on the delivery of software maintenance outsourcing services until 1995, when it began to devote significant resources to the development of software tools addressing the problems associated with mass changes to application systems and their associated databases, particularly the year 2000 problem. In 1996, the Company began licensing its AutoEnhancer/2000 software, which was designed to address the year 2000 problem, to value added integrators and directly to end users. In 1996, the Company expanded its research and development efforts through the acquisition of Vista Technologies Incorporated ("Vista"), a developer of computer-aided engineering software. In 1997, the Company expanded its products offerings by releasing an enhanced version of the AutoEnhancer/2000 software which enables a client to perform logic correction only changes with regard to year 2000 renovations, and through the acquisition of substantially all of the assets and the assumption of certain liabilities of the business of Millennium Dynamics, Inc. ("MDI"), a software tools company with year 2000 products for the IBM mainframe and AS/400 platforms, from American Premier Underwriters, Inc. ("APU"). In 1998 the Company further emphasized its products and services by selling and providing direct delivery of year 2000 renovation services.

The Company derives its revenue from software maintenance outsourcing services, software and methodology licensing and other services (including direct delivery of year 2000 renovation services) sold directly to end users or indirectly via value added integrators and distributors, and its clients included primarily Fortune 1000 companies and similarly sized business and government organizations worldwide. The Company's products and services are marketed through its direct sales force, both domestically and in Europe, through value added integrators operating worldwide and through international distributors in Canada, Europe and Japan.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

Revenue
Total revenue increased 31.7% to $11,830,000 in the three months ended June 30, 1998 from $8,982,000 in the three months ended June 30, 1997. This increase in revenue was due to an increase in year 2000 renovation sources performed by the Company using the Auto Enhancer/2000 software and the Vantage YR2000 products. During the three months ended June 30, 1998, one customer generated 30.2% of total revenue. International revenue increased 107.4% to $1,178,000 in 1998
from $568,000 in 1997.   On July 20, 1998, the Company divested its entire
interest in its majority owned Spanish subsidiary, Persist S.A. ("Persist") for cash of $600,000 less adjustments for certain inter-company balances then outstanding. The former minority shareholders of Persist now own all of that entity. Persist and value added integrators, distributors, and end users generated 37.6% and 62.4%, respectively of the Company's international revenue in the three months ended June 30, 1998. Persist generated substantially all of the Company's international revenue in 1997.

Outsourcing Services
Outsourcing services revenue decreased 5.9% to $2,864,000 in the three months ended June 30, 1998 from $3,044,000 in the three months ended June 30, 1997. The decrease in outsourcing services revenue in absolute dollars was primarily attributable to the termination of one outsourcing contract and the recognition of lesser amounts of revenue under the percentage-of-completion method on existing outsourcing contracts that were in their later phases during 1998. As a percentage of total revenue, outsourcing services revenue decreased to 24.2% in the three months ended June 30, 1998 from 33.9% in the three months ended June 30, 1997. The decrease in outsourcing services revenue as a percentage of total revenue reflects the increased contribution of license and other services revenue to total revenue during the three months ended June 30, 1998 when compared to the comparable period for the prior year. Outsourcing services remain a major component of the solutions offered by the Company, and the Company anticipates that such services will continue to account for a significant portion of total revenue

--------------------------------------------------------------------------------

for the foreseeable future. In July 1998, the Company announced its outsourcing offerings, "Software Asset Maintenance for Software Providers" and "Software Asset Maintenance for Information Systems", which are outsourcing solutions designed specifically for the manufacturers of system software and software products and for information technology departments that maintain application software, respectively.

License
License revenue was $4,501,000 in the three months ended June 30, 1998 or 38.0% of total revenue, compared to $4,643,000, or 51.7% of total revenue, in the three months ended June 30, 1997. The decrease in license revenue for the three months ended June 30, 1998 was primarily attributable to the decrease in direct delivery of licensed software to end users and to decreased license fees from value added integrators.

Other Services
Other services revenue increased 244.8% to $4,465,000 in the three months ended June 30, 1998 from $1,295,000 in the three months ended June 30, 1997. As a percentage of total revenue, other services revenue was 37.7% in the three months ended June 30, 1998 and 14.4% in the three months ended June 30, 1997. The increase in other services revenue in absolute dollars was primarily attributable to an increase in year 2000 renovation services performed by Company personnel using the Company's year 2000 products.

Cost of Revenue

Cost of Outsourcing Services Revenue
Cost of outsourcing services revenue consists primarily of salaries, benefits and overhead costs associated with delivering outsourcing services to clients. The cost of outsourcing services revenue decreased 20.0% to $1,886,000 in the three months ended June 30, 1998 from $2,358,000 for the three months ended June 30, 1997. Cost of outsourcing services revenue as a percentage of outsourcing services revenue decreased to 65.9% in the three months ended June 30, 1998 from 77.5% in the three months ended June 30, 1997. The decrease in costs of outsourcing services revenue in absolute dollars was due primarily to the reduction of resources related to the termination of one outsourcing contract.

Cost of License Revenue
Cost of license revenue consists primarily of salaries, benefits, amortization expense of intangibles related to the MDI acquisition and related overhead costs associated with license-related materials packaging and freight. Cost of license revenue was $506,000 in the three months ended June 30, 1998, or 11.2% of license revenue compared to $148,000 or 3.2% of license revenue, in the three months ended June 30, 1997. The increase in cost of license revenue in absolute dollars was primarily attributable to the addition of employees and related resources to support additional end users and value added integrators and the amortization of intangibles related to the MDI acquisition.

Cost of Other Services Revenue
Cost of other services revenue consists primarily of salaries, benefits and related overhead costs associated with delivering other services to clients. Cost of other services revenue increased 152.0% to $2,611,000 in the three months ended June 30, 1998 from $1,036,000 in the three months ended June 30, 1997. Cost of the services revenue as a percentage of other services revenue decreased to 58.5% in the three months ended June 30, 1998 from 80.0% in the three months ended June 30, 1997. Costs increased in absolute dollars in the three months ended June 30, 1998 due to additional staffing the Company required to support the demand for the Company's year 2000 renovation services.

--------------------------------------------------------------------------------

Operating Expenses

Sales and Marketing
Sales and marketing expenses consist primarily of salaries, commissions and related overhead costs for sales and marketing personnel; sales referral fees to third parties; advertising programs; and other promotional activities. Sales and marketing expenses increased 59.6% to $3,247,000 in the three months ended June 30, 1998 from $2,035,000 in the three months ended June 30, 1997. As a percentage of total revenue, sales and marketing expenses increased to 27.4% in the three months ended June 30, 1998 from 22.7% in the three months ended June 30, 1997. The increase in expenses in absolute dollars and as a percentage of revenue was primarily attributable to increased staffing, commissions, including an increase in sales referral fees to third parties, and promotional activities in conjunction with the Company's year 2000 software products and services in 1998.

Research and Development
Research and development expenses consist primarily of salaries, benefits and related overhead costs for engineering and technical personnel and outside engineering consulting services associated with developing new products and enhancing existing products. Research and development expenses remained flat at $1,957,000 in the three months ended June 30, 1998 from $1,969,000 in the three months ended June 30, 1997. As a percentage of total revenue, research and development expenses decreased to 16.5% in the three months ended June 30, 1998 from 21.9% in the three months ended June 30, 1997.

General and Administrative
General and administrative expenses consist primarily of salaries and related costs for the finance and accounting, human resources, legal services, information systems and other administrative departments of the Company, as well as legal and accounting expenses and the amortization of intangible assets associated with the Vista acquisition. General and administrative expenses increased 47.0% to $1,286,000 in the three months ended June 30, 1998 from $875,000 in the three months ended June 30, 1997. As a percentage of total revenue, general and administrative expenses increased to 10.9% in the three months ended June 30, 1998 from 9.7% in the three months ended June 30, 1997. The increase in general and administrative expenses in absolute dollars was primarily due to additions to the Company's administrative staff to support growth, higher professional fees and increases in other general corporate expenses as well as increased costs associated with being a publicly traded company.

Restructuring Charge
In March 1998, the Company announced its intentions for a strategic restructuring to refocus the Company's investments and to reduce its operating expenses. The Company effected this restructuring, which was finalized in the second quarter of 1998, by recording a non-recurring charge of $1,439,000 in the three months ended June 30, 1998, consisting primarily of severance payments associated with the termination of approximately 48 employees, costs associated with closing two research and development and outsourcing service centers, and support costs for a discontinued product.

Interest Income (Expense), Net
Interest income (expense), net is primarily composed of interest earned on cash balances and interest expense on debt incuding capital lease obligations. The Company had interest income, net of $185,000 in the three months ended June 30, 1998 compared to interest expense, net of $7,000 in the three months ended June 30, 1997. This change in interest income, net was primarily attributable to increased interest income from increased cash balances resulting from the Company's initial public offering in July 1997.

PERITUS SOFTWARE SERVICES, INC.
FORM 10-Q
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Provision for Income Taxes
The Company's income tax provision was $25,000 and $124,000 in the three months ended June 30, 1998 and 1997, respectively. The provision in 1998 reflects potential international tax obligations.

Minority Interest in Consolidated Subsidiary
The minority interest in consolidated subsidiary represents the equity interest in the operating results of Persist held by stockholders of Persist other than the Company. The minority interest in consolidated subsidiary increased to a net income of $37,000 in the three months ended June 30, 1998 from a loss of $8,000 in the three months ended June 30, 1997. This change was the result of the increased profitability of Persist. At June 30, 1998 and 1997, the Company held a 63.0% equity interest in Persist.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

Revenue
Total revenue increased 30.5% to $21,980,000 in the six months ended June 30, 1998 from $16,841,000 in the six months ended June 30, 1997. This increase in revenue was primarily due to an increase in year 2000 renovation services performed by the Company using the Auto Enhancer/2000 software and Vantage YR2000 products. During the six months ended June 30, 1998, one customer generated 16.5% of total revenue. International revenue increased 138.6% to $3,102,000 in the six months ended June 30, 1998 from $1,300,000 in the six months ended June 30, 1997. On July 20, 1998, the Company divested its entire interest in its majority owned Spanish subsidiary, Persist S.A. ("Persist") for cash of $600,000 less adjustments for certain inter-company balances then outstanding. The former minority shareholders of Persist now own all of that entity. Persist and value added integrators, distributors, and end users generated 35.1% and 64.9%, respectively of the Company's international revenue in the six months ended June 30, 1998. Persist generated substantially all of the Company's international revenue in the six months ended June 30, 1997.

Outsourcing Services
Outsourcing services revenue decreased 1.4% to $5,486,000 in the six months ended June 30, 1998 from $5,563,000 in the six months ended June 30, 1997. The decrease in outsourcing services revenue in absolute dollars was primarily attributable to the termination of one significant outsourcing contract and by the recognition of lesser amounts of revenue under the percentage-of-completion method on existing outsourcing contracts that were in their later phases during 1998. As a percentage of total revenue, outsourcing services revenue decreased to 25.0% in the six months ended June 30, 1998 from 33.0% in the six months ended June 30, 1997. The decrease in outsourcing revenue as a percentage of total revenue reflects the increased contribution of license and renovation services revenue to total revenue during the six months ended June 30, 1998. Outsourcing services remain a major component of the solutions offered by the Company, and the Company anticipates that such services will continue to account for a significant portion of total revenue for the foreseeable future. In July 1998, the Company announced its outsourcing offerings, "Software Asset Maintenance for Software Providers" and "Software Asset Maintenance for Information Systems", which are outsourcing solutions designed specifically for the manufacturers of system software and software products and for information technology departments that maintain application software, respectively.

License
License revenue was $9,263,000 in the six months ended June 30, 1998 or 42.1% of total revenue, compared to $8,787,000, or 52.2% of total revenue, in the six months ended June 30, 1997. The increase in license revenue for the six months ended June 30, 1998 was primarily attributable to the delivery of licensed software to additional end users and to increased license fees from value added integrators.

Other Services
Other services revenue increased 190.3% to $7,231,000 in the six months ended June 30, 1998 from $2,491,000 in the six months ended June 30, 1997. As a percentage of total revenue, other services revenue was 32.9% in the six months ended June 30, 1998 and 14.8% in the six months ended June 30, 1997. The increase in other services revenue in absolute dollars was primarily attributable to an increase in year 2000 services performed by Company personnel using Company's year 2000 products.

Cost of Revenue

Cost of Outsourcing Services Revenue
Cost of outsourcing services revenue consists primarily of salaries, benefits and overhead costs associated with delivering outsourcing services to clients. The cost of outsourcing services revenue decreased 9.4% to $3,991,000 in the six months ended June 30, 1998 from $4,403,000 for the six months ended June 30, 1997. Cost of outsourcing services revenue as a percentage of outsourcing services revenue decreased to 72.7% in the six months ended June 30, 1998 and from 79.2% in the six months ended June 30, 1997. The decrease in costs of outsourcing services revenue in absolute dollars was due primarily to the termination of one outsourcing contract.

Cost of License Revenue
Cost of license revenue consists primarily of salaries, benefits, amortization expense of intangibles related to the MDI acquisition and related overhead costs associated with license-related materials packaging and freight. Cost of license revenue was $1,039,000 in the six months ended June 30, 1998, or 11.2% of license revenue compared to $275,000 or 3.1% of license revenue, in the six months ended June 30, 1997. The increase in cost of license revenue in absolute dollars was primarily attributable to the addition of employees and related resources to support additional end users and value added integrators and the amortization of intangibles related to the MDI acquisition.

Cost of Other Services Revenue
Cost of other services revenue consists primarily of salaries, benefits and related overhead costs associated with delivering other services to clients. Cost of other services revenue increased 117.1% to $5,048,000 in the six months ended June 30, 1998 from $2,325,000 in the six months ended June 30, 1997. Cost of the services revenue as a percentage of other services revenue decreased to 69.8% in the six months ended June 30, 1997 from 93.3% in the three months ended June 30, 1997. Costs increased in absolute dollars in the six months ended June 30, 1998 due to additional staffing the Company required to support the demand from the Company's year 2000 renovation products and services.

Operating Expenses

Sales and Marketing
Sales and marketing expenses consist primarily of salaries, commissions and related overhead costs for sales and marketing personnel; sales referral fees to third parties; advertising programs; and other promotional activities. Sales and marketing expenses increased 85.5% to $6,339,000 in the six months ended June 30, 1998 from $3,418,000 in the six months ended June 30, 1997. As a percentage of total revenue, sales and marketing expenses increased to 28.8% in the six months ended June 30, 1998 from 20.3% in the three months ended June 30, 1997. The increase in expenses in absolute dollars and as a percentage of revenue was primarily attributable to increased staffing, commissions, including an increase in sales referral fees to third parties, and promotional activities in conjunction with the Company's year 2000 software products and services in 1998.

-------------------------------------------------------------------------------

Research and Development
Research and development expenses consist primarily of salaries, benefits and related overhead costs for engineering and technical personnel and outside engineering consulting services associated with developing new products and enhancing existing products. Research and development expenses increased 38.2% to $4,979,000 in the six months ended June 30, 1998 from $3,603,000 in the six months ended June 30, 1997. As percentage of total revenue, research and development expenses increased to 22.7% in six months ended June 30, 1998 from 21.4% in the six months ended June 30, 1997. The increase in research and development expenses in absolute dollars was primarily attributable to increased staffing for the product development efforts for the Company's year 2000 products and services and mass change technologies, including an increase in staffing effected through new hires and internal transfers.

General and Administrative
General and administrative expenses consist primarily of salaries and related costs for the finance and accounting, human resources, legal services, information systems and other administrative departments of the Company, as well as legal and accounting expenses and the amortization of intangible assets associated with Vista acquisition. General and administrative expenses increased 67.9% to $3,022,000 in the six months ended June 30, 1998 from $1,800,000 in the six months ended June 30, 1997. As a percentage of total revenue, general and administrative expenses increased to 13.7% in the six months ended June 30, 1998 from 10.7% in the six months ended June 30, 1997.
The increase in general and administrative expenses in absolute dollars was primarily due to additions to the Company's administrative staff to support growth, higher professional fees and increases in other general corporate expenses as well as increased costs associated with being a publicly traded company.

Restructuring Charge
In March 1998, the Company announced its intentions for a strategic restructuring to refocus the Company's investments and to reduce its operating expenses. The Company effected this restructuring, which was finalized in the second quarter of 1998, by recording a non-recurring charge of $1,439,000 in the three months ended June 30, 1998, consisting primarily of severance payments associated with the termination of approximately 48 employees, costs associated with closing two research and development and outsourcing service centers and support costs for a discontinued product.

Interest Income (Expense), Net
Interest income (expense), net is primarily composed of interest income earned on cash balances and interest expense on debt including capital lease obligations. The Company had interest income, net of $345,000 in the six months ended June 30, 1998 compared to interest income, net of $20,000 in the six months ended June 30, 1997. This change in interest income, net was primarily attributable to increased interest income from increased cash balances resulting from the Company's initial public offering.

Provision for Income Taxes
The Company's income tax provision was $25,000 and $172,000 in the six months ended June 30, 1998 and 1997, respectively. The provision in the six months ended June 30, 1998 reflects potential international tax obligations.

Minority Interest in Consolidated Subsidiary
The minority interest in consolidated subsidiary represents the equity interest in the operating results of Persist held by stockholders of Persist other than the Company. The minority interest in consolidated subsidiary decreased to a loss of $12,000 in the six months ended June 30, 1998 from income of $21,000 in the six months ended June 30, 1997. This change was the result of the decreased profitability of Persist. As of June 30, 1998 and 1997, the Company held a 63.0% equity interest in Persist.

-------------------------------------------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has financed its operations and capital expenditures primarily with the proceeds from sales of the Company's convertible preferred stock and common stock, borrowings and advance payments for services from clients. The Company's cash balances were $5,285,000 and $11,340,000 at June 30, 1998 and December 31, 1997, respectively. The Company's working capital was $18,243,000 and $21,511,000 at June 30, 1998 and December 31, 1997,
respectively. The Company's operating activities used cash of $3,776,000 and $4,071,000 during the six months ended June 30, 1998 and 1997, respectively. The Company's use of cash during the six months ended June 30, 1998 was primarily caused by net loss of $3,545,000 less non-cash depreciation and amortization expense of $1,660,000, an increase in prepaid expenses and other current assets of $1,539,000 and a decrease in accounts payable, deferred revenue and other accrued expenses and current liabilities of $2,738,000. These uses of cash were partially offset by a decrease in accounts receivable of $3,257,000.

The Company used cash of $3,415,000 and $890,000 for investing activities during the six months ended June 30, 1998 and 1997, respectively. Investing activities in the six months ended June 30, 1998 consisted principally of the purchases of property and equipment, most notably computer equipment and software, furniture and fixtures and leasehold improvements related to the Company's relocations of
its headquarters and regional offices.   Although the Company has no significant
commitments for capital expenditures in the remainder of 1998, the Company expects to continue to purchase property and equipment to further develop its infrastructure.

The Company's financing activities provided cash of $1,124,000 and $84,000
during the six months ended June 30, 1998 and 1997, respectively.   Financing
activities in the six months ended June 30, 1998 primarily reflect proceeds from the exercise of stock options.

In September 1996, the Company obtained a revolving line of credit facility from a bank which bears interest at the bank's prime rate plus 0.5% (9.00% at June 30, 1998). The Company has obtained approval of amendments of its credit facility providing for among other terms, renewal and increase of its line of credit. Maximum borrowing under this line of credit, as amended, is $5,000,000 and is limited to 75% of certain receivables plus 50% of cost and estimated earnings in excess of billings on uncompleted contracts, as defined by the line of credit agreement. The line of credit expires and all borrowings are payable in full on June 30, 1999. In addition to this line of credit, the Company also entered into an equipment financing agreement in September 1996. Under this agreement, the bank agreed to provide up to $1,500,000 for the purchase of certain equipment (as defined by the agreement) through June 30, 1997. Ratable principal and interest payments are payable during the period July 1, 1997 through June 1, 2000, and bear interest at the bank's prime rate plus 1% (9.50% at June 30, 1998). Both of these agreements require the Company to comply with certain financial covenants and are secured by all of the assets of the Company. As of June 30, 1998, the Company was in compliance with such financial covenants as waived or amended, there were no borrowings outstanding, and $5,000,000 remained available, under the revolving credit facility and $415,000 was outstanding under the equipment financing agreement.

To date, the Company has not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. Excess cash has been, and the Company contemplates that it will continue to be invested in interest-bearing, investment grade securities.

-------------------------------------------------------------------------------

The Company anticipates that the net proceeds from the sale of common stock in its July 1997 initial public offering, together with cash generated from operations, existing cash balances and advances available under its revolving credit line agreement will be adequate to finance its operations through 1998. Thereafter, the Company's cash requirements will depend on the results of future operations, which cannot be foreseen. To the extent that such sources are insufficient to finance the Company's capital requirements, the Company will be required to raise additional funds through bank borrowings or equity and/or debt financing. No assurance can be given that the Company will be able to borrow under, extend or increase its bank borrowings, or that such financings will be available on terms acceptable to the Company and, if available, such financings may result in further dilution to the Company's stockholders and higher interest expense.

FOREIGN CURRENCY

Assets and liabilities of the Company's subsidiaries are translated into United States dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at average exchange rates for the period. Accumulated net translation adjustments are included in stockholders' equity.

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

-------------------------------------------------------------------------------

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

-------------------------------------------------------------------------------

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

-------------------------------------------------------------------------------


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company and certain of its officers and directors have been named as defendants in purported class action lawsuits filed in the United States District Court for the District of Massachusetts by Robert Downey on April 1, 1998, by Scott Cohen on April 7, 1998, by Timothy Bonnett on April 9, 1998, by Peter Lindsay on April 17, 1998, by Harry Teague on April 21, 1998, by Jesse Wijntjes on April 29, 1998, by H. Vance Johnson and H. Vance Johnson as Trustee for the I.O.R.D. Profit-Sharing Plan on May 6, 1998, by John B. Howard, M.D. on May 21, 1998 and by Helen Lee on May 28, 1998 (collectively, the "complaints"). The Downey complaint alleges a class period of October 22, 1997 to March 27, 1998. The Cohen, Bonnett, Wijntjes and Lee complaints allege a class period of January 27, 1998 to March 27, 1998. The Lindsay, Teague and Johnson complaints allege a class period of January 28, 1998 to March 27, 1998. The Howard complaint alleges a class period of July 3, 1997 to March 27, 1998. The complaints principally allege that the defendants violated federal securities laws by making false and misleading statements and by failing to disclose material information concerning the Company's December 1997 acquisition of substantially all of the assets and assumption of certain liabilities of the Millennium Dynamics, Inc. business from American Premier Underwriters, Inc., thereby allegedly causing the value of the Company's common stock to be artificially inflated during the purported class periods. In addition, the Howard complaint alleges violation of federal securities laws as a result of the Company's purported failure to disclose material information in connection with the Company's initial public offering on July 2, 1997, and also names Montgomery Securities, Inc., Wessels, Arnold & Henderson, and H.C. Wainwright & Co., Inc. as defendants. The complaints further allege that certain officers and/or directors of the Company sold stock in the open market during the class periods
and seek unspecified damages.   On or about June 1, 1998, all of the named
plaintiffs and additional purported class members filed a motion for the appointment of several of those individuals as lead plaintiffs, for approval of lead and liaison plaintiffs' counsel and for consolidation of the actions. Although the Company believes that it and the other defendants have meritorious defenses to the claims made in the complaints and intends to contest the lawsuits vigorously, an adverse resolution of the lawsuits could have a material adverse effect on the Company's financial condition and results of operations in the period in which the litigation is resolved. The Company is not able to reasonably estimate potential losses, if any, related to the complaints.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company is furnishing the following information with respect to the use of proceeds from its initial public offering of common stock, $0.01 par value per share on July 2, 1997:

(1) The effective date of the registration statement of the offering and the commission file number were July 1, 1997 and 333-27087, respectively.

(4)(vi) The net offering proceeds to the Company after expenses were approximately $40,664,000.

(4)(vii) From July 1, 1997 to June 30, 1998, $500,000 of the offering proceeds were used to repay certain indebtedness under a secured subordinated note, $30,000,000 were paid to APU in connection with the MDI acquisition and $3,404,000 were used to fund the Company's operations. The balance of

-------------------------------------------------------------------------------


     the offering proceeds ($6,760,000) was invested in commercial paper, corporate bonds and money market accounts.

Except for the $30,000,000 paid to APU which, as a result of the MDI acquisition, owns 10% or more of the Company's common stock, payment of the offering proceeds were to persons other than directors, officers, general partners of the Company or their associates, persons owning 10% or more of the equity securities of the Company or affiliates of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 10, 1998, the Company held its Annual Meeting of Stockholders ( the "Annual Meeting"). Douglas C. Catalano, Henry F. McCance, and William W. Verity were elected Class I Directors at the Annual Meeting. In addition to the foregoing individuals, the term of the office as a director of Arthur Carr, Dominic K. Chan, Allen K. Deary, W. Michael Humphreys, Axel Leblois and Roland
D. Pampel, continued after the Annual Meeting.

At the Annual Meeting, the votes cast for each matter described below were as follows:

   (a). Election of Three Class I Directors.

        (i). Douglas A. Catalano  For: 13,583,679   Withheld: 212,489
        (ii). Henry F. McCance    For: 13,591,581   Withheld: 204,587
        (iii). William F. Verity  For: 13,638,224   Withheld: 157,944

   (b). Approval of an Amendment to the Company's 1997 Stock Incentive Plan increasing the number of shares of Common Stock authorized for issuance thereunder from 1,950,000 to 3,950,000.

        For: 8,458,187  Against: 973,025  Abstain: 14,443
        Broker non-votes: 4,350,513

   (c). Approval of Amendments to the Company's 1997 Employee Stock Purchase Plan (i) increasing the number of shares of Common Stock authorized for issuance thereunder from 200,000 to 300,000 and (ii) increasing the number of shares authorized for issuance under the third and last plan periods from 50,000 to 100,000 per plan period.

        For: 9,022,257  Against: 407,912 Abstain: 15,486
        Broker non votes: 4,350,513

ITEM 5.  OTHER INFORMATION

Stockholder Proposals for 1999 Annual Meeting

As set forth in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders, any proposal that a stockholder of the Company wishes to be considered for inclusion in the Company's proxy materials for the Company's 1999 Annual Meeting of Stockholders (the "1999 Annual Meeting") must be submitted to the Clerk of the Company at its offices, 2 Federal Street, Billerica, Massachusetts 01821, no later than January 5, 1999.

In addition, in accordance with recent amendments to Rules 14a-4, 14a-5 and 14a-8 under the Securities Exchange Act of 1934, as amended, if a stockholder of the Company wishes to present a proposal before the 1999 Annual Meeting, but does not wish to have the proposal considered for inclusion in the Company's proxy materials, such stockholder must also give written notice to the Clerk of the Company at the address noted above. Such notice must be received by the Company on or before March 23, 1999 in order to be considered timely for purposes of Rule 14a-4. If a stockholder fails to provide timely notice of a proposal to be presented at the 1999 Annual Meeting, the proxies designated by the Board of Directors of the Company will have discretionary authority to vote on any such proposal.


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

-------------------------------------------------------------------------------

     Exhibit 10.1. Employment Agreement dated as of May 18, 1998 between the
                   Company and Richard Wilkie
     Exhibit 10.2. Employment Agreement dated as of May 18, 1998 between the
                   Company and Peter Espinosa
     Exhibit 10.3. Promissory Note of Peter Espinosa payable to the Company dated May 29, 1998
     Exhibit 10.4. Service Agreement dated as of November 18, 1997 by and between the Company and Great American Insurance Company
     Exhibit 11.   Statement re computation of per share earnings
     Exhibit 27.   Financial Data Schedule

     (b) Reports on Form 8-K
         None.

-------------------------------------------------------------------------------


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  August 14, 1998



                                        Peritus Software Services, Inc.
                                        By:  /s/ Allen K. Deary
                                        -------------------------------
                                        Allen K. Deary
                                        Vice President, Finance and
                                        Chief Financial Officer (Principal
                                        Financial Officer)

-------------------------------------------------------------------------------


  EXHIBIT NO.                                DESCRIPTION

     Exhibit 10.1. Employment Agreement dated as of May 18, 1998 between the Company and Richard Wilkie
     Exhibit 10.2. Employment Agreement dated as of May 18, 1998 between the Company and Peter Espinosa
     Exhibit 10.3. Promissory Note of Peter Espinosa payable to the Company dated May 29, 1998
     Exhibit 10.4. Service Agreement dated as of November 18, 1997 by and between the Company and Great American Insurance Company
     Exhibit 11.     Statement re computation of earnings per common share
     Exhibit 27.     Financial Data Schedule