Form 10-Q
period 1998-09-30
PERITUS SOFTWARE SERVICES INC
filed 1998-12-14
CIK 1011632

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 1998.

                                      OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from_________to________.


                        COMMISSION FILE NUMBER 000-22647


                        PERITUS SOFTWARE SERVICES, INC.
             (Exact Name of Registrant as Specified in its Charter)

      MASSACHUSETTS                                          04-3126919
(STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)


2 FEDERAL STREET, BILLERICA, MASSACHUSETTS                    01821
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)





                                (978) 670-0800
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                NOT APPLICABLE
             (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                         IF CHANGED SINCE LAST REPORT)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   [ ].    No   [X ].

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:



                                                          Shares outstanding
  Title of Class                                          at December 7, 1998
-----------------------------                           ------------------------
Common Stock, $0.01 par value                                   16,349,986

                        PERITUS SOFTWARE SERVICES, INC.

                                   FORM 10-Q

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                               TABLE OF CONTENTS


                                                                                                     Page
                                                                                                     ----
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
  Consolidated Balance Sheet as of September 30, 1998 and December 31, 1997........................    3

  Consolidated Statement of Operations for the Three and Nine Months Ended
    September 30, 1998 and 1997....................................................................    4

  Consolidated Statement of Cash Flows for the Nine Months Ended September 30,
    1998 and 1997..................................................................................    5

  Notes to Unaudited Consolidated Financial Statements.............................................    6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations.............................................................................   13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk................................   26

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings.........................................................................   26

Item 2.  Changes in Securities and Use of Proceeds.................................................   27

Item 3.  Defaults Upon Senior Securities ..........................................................   27

Item 4.  Submission of Matters to a Vote of Security Holders.......................................   27

Item 5.  Other Information.........................................................................   27

Item 6.  Exhibits and Reports on Form 8-K..........................................................   27

Signatures.........................................................................................   29


                        PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                        PERITUS SOFTWARE SERVICES, INC.

                           CONSOLIDATED BALANCE SHEET
            (IN THOUSANDS, EXCEPT SHARE AND PER SHARE-RELATED DATA)
                                  (UNAUDITED)


                                                                                      September 30, December 31,
                                                                                          1998           1997*
                                                                                     ---------------  -----------
                                     ASSETS
Current assets:
 Cash and cash equivalents.........................................................        $  4,004     $ 11,340
 Short-term investments............................................................           2,500        3,000
 Accounts receivable, net of allowance for doubtful accounts of $745 and $95, respectively, and including amounts receivable from related parties of $-- and
  $289, respectively...............................................................           5,554       12,627
 Costs and estimated earnings in excess of billings on uncompleted contracts, including amounts on uncompleted contracts with related parties of $-- and
  $250, respectively...............................................................           1,692        2,547
 Prepaid expenses and other current assets.........................................           1,264          710
                                                                                           --------     --------
   Total current assets............................................................          15,014       30,224
Property and equipment, net........................................................           5,239        3,859
Intangible and other assets, net...................................................             676        5,787
                                                                                           --------     --------
                                                                                           $ 20,929     $ 39,870
                                                                                           ========     ========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of capital lease obligations......................................        $     91     $     51
 Current portion of long-term debt.................................................             342          292
 Accounts payable..................................................................             843        1,650
 Billings in excess of costs and estimated earnings on uncompleted contracts.......             394          976
 Deferred revenue..................................................................           2,125        2,818
 Other accrued expenses and other current liabilities..............................           5,760        3,506
                                                                                           --------     --------
   Total current liabilities.......................................................           9,555        9,293
Capital lease obligations..........................................................             308          144
Long-term debt.....................................................................              --          269
Other long-term liabilities........................................................           1,037           --
                                                                                           --------     --------
   Total liabilities...............................................................          10,900        9,706
                                                                                           --------     --------
Minority interest in majority-owned subsidiary.....................................              --          159
                                                                                           --------     --------
Stockholders' equity:
 Common stock, $.01 par value; 50,000,000 shares authorized; 16,294,985 and
  15,361,800 shares issued and outstanding at September 30, 1998 and December 31,
  1997, respectively...............................................................             163          154
 Additional paid-in capital........................................................         105,081      103,808
 Accumulated deficit...............................................................         (95,144)     (73,815)
 Note receivable from stockholder..................................................              --          (58)
 Cumulative translation adjustment.................................................             (71)         (84)
                                                                                           --------     --------
   Total stockholders' equity......................................................          10,029       30,005
                                                                                           --------     --------
                                                                                           $ 20,929     $ 39,870
                                                                                           ========     ========

*  Restated--See Note 2.

                  The accompanying notes are an integral part of these consolidated financial statements.

                        PERITUS SOFTWARE SERVICES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                 (IN THOUSANDS, EXCEPT PER SHARE-RELATED DATA)
                                  (UNAUDITED)


                                                                        Three months             Nine months
                                                                          ended                    ended
                                                                        September 30,           September 30,
                                                            ------------------------------  ----------------------
                                                                1998             1997*         1998         1997*
                                                            --------------  --------------  ----------- ----------
Revenue:
 Outsourcing services, including $106, $959,
  $872, and $2,912 from related parties,
   respectively......................................           $  2,270     $   2,979     $  7,685      $ 8,542
 License, including $--, $--, $255, and $-- from
  related parties, respectively......................                763         3,957        8,602       12,744
 Other services, including $--, $--, $204, and $--
  from related parties, respectively.................              2,260         1,716        9,522        4,207
                                                                --------     ---------     --------      -------
    Total revenue....................................              5,293         8,652       25,809       25,493
                                                                --------     ---------     --------      -------
Cost of revenue:
 Cost of outsourcing services, including $86,
  $615, $750 and $1,580 from related
  parties, respectively..............................              1,826         2,444        5,833        6,847
 Cost of license.....................................                474           155        1,520          430
 Cost of other services, including $--, $--, $56,
  and $--from related parties, respectively..........              2,551         1,280        7,636        3,605
                                                                --------     ---------     --------      -------
    Total cost of revenue............................              4,851         3,879       14,989       10,882
                                                                --------     ---------     --------      -------
    Gross profit.....................................                442         4,773       10,820       14,611
                                                                --------     ---------     --------      -------
Operating expenses:
 Sales and marketing.................................              3,980         2,197       10,355        5,615
 Research and development............................              2,150         1,975        7,195        5,578
 General and administrative..........................              2,969         1,053        6,017        2,853
 Impairment of long-lived assets.....................              4,294            --        4,294           --
 Restructuring charge................................              3,279            --        4,718           --
                                                                --------     ---------     --------      -------
    Total operating expenses.........................             16,672         5,225       32,579       14,046
                                                                --------     ---------     --------      -------
    Income (loss) from operations....................            (16,230)        (452)      (21,759)         565

Interest income, net.................................                 95           462          440          482
                                                                --------     ---------     --------      -------
 Income (loss) before gain on disposition of
  majority-owned subsidiary, income taxes and
  minority interest in majority-owned subsidiary.....            (16,135)           10      (21,319)       1,047
Gain on disposition of majority-owned subsidiary.....                (11)           --          (11)          --
Provision (benefit) for
 income taxes........................................                 --           (68)          25          104
                                                                --------     ---------     --------      -------
 Income (loss) before minority interest in
  majority-owned subsidiary..........................            (16,124)           78      (21,333)         943
Minority interest in majority-owned subsidiary.......                  8            (6)          (4)          15
                                                                --------     ---------     --------      -------
    Net income (loss)................................            (16,132)           84      (21,329)         928
Accrual of dividends on Series A and B preferred
 stock...............................................                 --            --           --          675
Accretion to redemption value of redeemable stock....                 --            --           --           57
                                                                --------     ---------     --------      -------

          Net income (loss) available to common
           stockholders..............................           $(16,132)    $      84     $(21,329)     $   196
                                                                ========     =========     ========      =======
Net income (loss) per common share:
  Basic..............................................           $  (0.99)    $    0.01     $  (1.32)     $  0.02
                                                                ========     =========     ========      =======
  Diluted............................................           $  (0.99)    $    0.01     $  (1.32)     $  0.02
                                                                ========     =========     ========      =======
Weighted average common shares outstanding:
 Basic...............................................             16,294        12,432       16,121        8,107
                                                                ========     =========     ========      =======
 Diluted.............................................             16,294        14,280       16,121       11,466
                                                                ========     =========     ========      =======

 *  Restated--See Note 2.

                  The accompanying notes are an integral part of these consolidated financial statements.

                        PERITUS SOFTWARE SERVICES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                                    Nine months
                                                                                                      ended
                                                                                                    September 30,
                                                                                        ---------------------------------------
                                                                                             1998                      1997*
                                                                                        ----------------          --------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
Net income (loss)..................................................................       $       (21,329)         $           928
Adjustments to reconcile net income (loss) to net cash provided by (used for)
 operating activities:
 Depreciation and amortization.....................................................                 2,444                      797
 Minority interest in majority-owned subsidiary....................................                    (4)                      15
 Impairment of long-lived assets...................................................                 4,294                       --
 Gain on disposition of majority-owned subsidiary..................................                   (11)                      --
 Changes in assets and liabilities, net of effects from disposition:
  Accounts receivable..............................................................                 6,837                   (1,806)
  Costs and estimated earnings in excess of billings on uncompleted contracts......                   855                      235
  Unbilled license revenue from related parties....................................                    --                    1,741
  Prepaid expenses and other current assets........................................                  (585)                    (451)
  Other assets.....................................................................                  (188)                      37
  Accounts payable.................................................................                  (598)                     415
  Billings in excess of costs and estimated earnings on uncompleted contracts......                   290                     (176)
  Deferred revenue.................................................................                  (693)                  (1,880)
  Other accrued expenses and other current liabilities.............................                 2,575                      405
  Other long-term liabilities......................................................                 1,037                       --
                                                                                          ---------------          ---------------
   Net cash provided by (used for) operating activities............................                (5,076)                     260
                                                                                          ---------------          ---------------
Cash flows from investing activities:
 Cash of majority-owned subsidiary disposed, net of cash received..................                (1,074)                      --
 Sale of short-term investments....................................................                   500                       --
 Investments in subsidiary.........................................................                    --                     (272)
 Purchases of property and equipment...............................................                (2,726)                  (1,262)
                                                                                          ---------------          ---------------
   Net cash used for investing activities..........................................                (3,300)                  (1,534)
                                                                                          ---------------          ---------------
Cash flows from financing activities:
 Proceeds from long-term debt......................................................                    --                      200
 Principal payments on long-term debt..............................................                  (219)                  (1,112)
 Principal payments on capital lease obligations...................................                   (70)                     (65)
 Proceeds from issuance of common stock, net of issuance costs.....................                 1,282                   41,201
 Proceeds from repayment of note receivable from stockholder.......................                    58                       --
                                                                                          ---------------          ---------------
   Net cash provided by financing activities.......................................                 1,051                   40,224
                                                                                          ---------------          ---------------
Effects of exchange rates on cash and cash equivalents.............................                   (11)                     (46)
                                                                                          ---------------          ---------------
Net increase (decrease) in cash and cash equivalents...............................                (7,336)                  38,904
Cash and cash equivalents, beginning of period.....................................                11,340                    7,388
                                                                                          ---------------          ---------------
Cash and cash equivalents, end of period...........................................       $         4,004          $        46,292
                                                                                          ===============          ===============
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
 Cash paid for income taxes........................................................       $            78          $            60
 Cash paid for interest............................................................                    49                      142


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
In the nine months ended September 30, 1998 and 1997, the Company incurred capital lease obligations of $458 and $--, respectively.

*  Restated--See Note 2.

                  The accompanying notes are an integral part of these consolidated financial statements.

                        PERITUS SOFTWARE SERVICES, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation and Company Status

  The accompanying unaudited consolidated financial statements include the accounts of Peritus Software Services, Inc. and its subsidiaries (the
"Company") and have been prepared by the Company without audit in accordance with the Company's accounting policies, as described in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission ("SEC"). In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which other than the restatement adjustments for the three month periods ended September 30, 1997, December 31, 1997, March 31, 1998 and June 30, 1998, restructuring charges for the three and nine months ended September 30, 1998, the impairment on long-lived assets for the three months ended September 30, 1998 and the disposition of the Company's majority-owned subsidiary during the three months ended September 30, 1998, consist only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1997 Annual Report on Form 10-K which will be amended to reflect the restatement of the Company's results of operations for 1997. The operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year ending December 31, 1998.

  The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. However, the Company experienced net losses of $67,490,000 and $21,329,000 in the year ended December 31, 1997 and the nine months ended September 30, 1998, respectively, and anticipates a net loss of $2,000,000 to $4,500,000 in the fourth quarter of 1998, which raise doubt about its ability to continue as a going concern after 1998. The Company believes that it has sufficient cash to finance its operations through 1998. Thereafter, the Company's cash flow requirements will depend on the results of future operations. There can be no assurance that these expectations will be realized. After 1998, the Company's continued existence is dependent upon its ability to achieve a cash flow breakeven position and/or to obtain additional sources of financing. The Company implemented a restructuring plan on December 2, 1998 to further reduce its expenses which included the elimination of approximately 45 employees and related facilities costs. It is anticipated that this plan will result in a charge to earnings in the fourth quarter of 1998 of approximately $1,200,000. The Company is also exploring strategic initiatives to raise additional funds. In addition, the Nasdaq Stock Market, Inc. has several requirements for listing on the Nasdaq National Market or the Nasdaq SmallCap Market. Failure to meet listing requirements may result in the Company being moved from the National Market to the SmallCap Market or being de-listed. There can be no assurance that the Company will not be de-listed.

   The Company's bank has indicated that it will not renew or further extend its revolving line of credit facility and demanded that cash collateral be provided for all amounts outstanding under its equipment financing agreement with the Company since the Company was in default of certain financial and operating covenants thereunder. As of September 30, 1998, the Company has classified all borrowings under this credit facility as short-term obligations. There are no amounts outstanding under the revolving credit facility as of September 30, 1998, and the Company will provide cash collateral for all amounts outstanding under the equipment financing agreement and for a $300,000 standby letter of credit issued by the bank subsequent to September 30,1998. There can be no assurance that the Company will achieve a cash flow breakeven position or that it will be able to raise additional funds through bank borrowings and/or debt and/or equity financings. Reductions in expenses or the sale of assets may not be adequate to bring the Company to a cash breakeven position. In addition, there can be no assurance that such actions will not have an adverse affect on the Company's ability to generate revenue or successfully implement any strategic alternatives under consideration. Failure to establish a cash flow breakeven position or raise additional funds through bank borrowings and/or equity and/or debt financings would adversely impact the Company's ability to continue as a going concern after 1998.


2.  RESTATEMENT OF QUARTERLY AND ANNUAL RESULTS OF OPERATIONS

  During a review of the Company's 1998 third quarter financial results performed by Peritus' management, the Audit Committee of the Company's Board of Directors and the Company's independent auditor, PricewaterhouseCoopers LLP ("PwC"), the Company determined that the Company's results of operations for the quarterly periods ended September 30, 1997, December 31, 1997, March 31, 1998 and June 30, 1998 and for the year ended December 31, 1997 require restatement. The 1998 restatements first relate to the recording by Peritus of approximately $1.09 million of software license revenue for a single customer in the second quarter of 1998. Peritus believed that the amount of software license revenue as originally recorded reflected a part of an approximately $1.9 million business arrangement agreed to between the parties under a signed purchase order. The Company has since determined that the customer did not require a separate license and, therefore, no license revenue

                        PERITUS SOFTWARE SERVICES, INC.

should have been recorded. The balance of the 1998 restatements relate primarily to the Company's incorrect interpretation of the complex provisions regarding recognition of revenue for combined software/services arrangements under Statement of Position ("SOP") 97-2, "Software Revenue Recognition," issued by the American Institute of Certified Public Accountants ("AICPA"), and effective for the Company as of January 1, 1998. In applying the Statement to its new year 2000 renovation offerings which the Company commenced in the first quarter, the Company mistimed the recognition of revenue between quarters under certain contracts providing for the delivery of combined software and services. The 1997 restatements involve two instances where the Company had recorded revenue for software licenses in advance of shipment of the software. The first instance involved the recording of software license revenue of $1.2 million in the third quarter of 1997. The Company has determined that the software involved was not shipped until early in the fourth quarter of 1997 and that payment of the license fee was received in the fourth quarter. Therefore, the Company will restate its third quarter 1997 results to exclude the $1.2 million license fee and its fourth quarter 1997 results to include the $1.2 million license fee. The second instance involved $571,000 of license revenue and $21,000 of associated maintenance revenue originally recorded in the fourth quarter of 1997. The Company has determined that the software involved was not shipped until 1998. The Company encountered collection difficulties with the customer during 1998. Despite entering into a settlement agreement with the customer in the second quarter of 1998, the Company concluded in the third quarter of 1998 that it would be unable to realize the amounts recorded. Accordingly, the Company will restate its fourth quarter 1997 results to remove the $592,000 of revenue involved and has not recorded this revenue in any subsequent period. As a result of the restatements of results for 1997, the Company was informed by PwC that users of the Company's 1997 financial statements should no longer rely upon PwC's opinion for the year ended December 31, 1997. The Company expects the opinion will be reinstated once it completes and files its amended Form 10-K.

  The Company intends to amend its prior filings on Form 10-Q for the quarters ended September 30, 1997, March 31, 1998 and June 30, 1998 as well as its Form 10-K for the year ended December 31, 1997. In the opinion of management, all adjustments necessary to revise the quarterly and year-end financial statements have been recorded. Following is a summary of the unaudited results of operations for these periods (in thousands, except per share-related data):




                                                  Quarterly Periods Ended
                                  ------------------------------------------------------------    Year Ended
                                  September 30,         December 31,     March 31,    June 30,    December 31,
                                       1997                 1997            1998        1998          1997
-----------------------------------------------------------------------------------------------------------------------
As previously reported:

Revenue                                  $9,852         $ 13,608           $10,150      $11,830       $ 40,301

Income (loss) from operations               748          (69,346)           (2,775)      (1,102)       (67,582)

Net income (loss)                         1,166          (68,920)           (2,566)        (979)       (66,910)

Diluted net income (loss) per share      $ 0.08         $  (4.97)          $ (0.16)     $ (0.06)      $  (6.97)


                                                  Quarterly Periods Ended
                                  -----------------------------------------------------------    Year Ended
                                  September 30,         December 31,    March 31,    June 30,    December 31,
                                       1997                 1997           1998        1998          1997
----------------------------------------------------------------------------------------------------------------------

As restated:

Revenue                                  $8,652          $ 14,216         $ 9,433      $11,083       $ 39,709

Income (loss) from operations              (452)          (68,738)         (3,567)      (1,962)       (68,173)

Net income (loss)                            84           (68,418)         (3,358)      (1,839)       (67,490)

Diluted net income (loss) per share      $ 0.01          $  (4.93)        $ (0.21)     $ (0.11)      $  (7.03)


                        PERITUS SOFTWARE SERVICES, INC.

3.  Revenue Recognition

     Revenue under contracts to provide outsourced software maintenance, reengineering and development services is recognized using the percentage-of-completion method and is based on the ratio that labor-hours incurred to date bear to estimated total labor-hours at completion, provided that collection of the related receivable is probable. Adjustments to contract cost estimates are made in the periods in which the facts which require such revisions become known. When the revised estimates indicate a loss, such loss is provided for currently in its entirety. The costs of providing warranties and follow-on customer support related to services performed are not significant and have been accrued or revenue has been deferred, as appropriate. Costs and estimated earnings in excess of billings on uncompleted contracts represent revenue recognized in excess of amounts billed. Billings in excess of costs and estimated earnings on uncompleted contracts represent billings in excess of revenue recognized.

     The Company licenses its software products and methodologies to end users and to value added integrators for their use in serving their clients. License fees charged to end users are fixed, with the amount of the fee based on the estimated total lines of code to be processed or number of CPUs licensed. License fees charged to value added integrators are generally royalties based on lines of code processed or to be processed or number of CPUs licensed. Revenue from software licenses is recognized when licensed software and methodologies have been delivered, the fee is fixed and determinable and collection of the related receivable is probable. The Company generally does not provide its customers with the right to return software licenses and, once due, license fees are non-refundable.

     Other services provided by the Company include direct delivery contracts as well as technology transfer arrangements, product training, value added integrator sales training, consulting services and software product maintenance. Under direct delivery contracts, the Company provides full and pilot year 2000 renovations and renovation quality evaluation ("RQE") services for clients using the Company's AutoEnhancer/2000 and/or Vantage YR2000 software. Revenue from full year 2000 renovation and RQE contracts is recognized using the percentage-of-completion method and is based on the ratio that labor-hours incurred to date bear to estimated total labor-hours at completion, provided that collection of the related receivable is probable. Revenue from pilot direct delivery contracts is recognized over the duration of such contracts as work is performed and defined milestones are attained. Adjustments to contract cost estimates are made in the periods in which the facts which require such revisions become known. When the revised estimates indicate a loss, such loss is provided for currently in its entirety. In cases where vendor-specific objective evidence of fair value of both the license and service component exists under a direct delivery contract, revenue recognized is allocated between license revenue and other services revenue for income statement classification purposes based on their relative fair values. Revenue from technology transfer arrangements, product and sales training and consulting services is billed on a time-and-materials basis and is recognized as the services are provided. Revenue from software product maintenance contracts on the Company's licensed software products, including client support bundled with the initial license fee, is deferred and recognized ratably over the contractual periods during which the services are provided.


4.   LEGAL PROCEEDINGS

  The Company and certain of its officers and directors have been named as defendants in purported class action lawsuits filed in the United States District Court for the District of Massachusetts by Robert Downey on April 1, 1998, by Scott Cohen on April 7, 1998, by Timothy Bonnett on April 9, 1998, by Peter Lindsay on April 17, 1998, by Harry Teague on April 21, 1998, by Jesse Wijntjes on April 29, 1998, by H. Vance Johnson and H. Vance Johnson as Trustee for the I.O.R.D. Profit-Sharing Plan on May 6, 1998, by John B. Howard, M.D. on May 21, 1998 and by Helen Lee on May 28, 1998 (collectively, the "complaints"). The Downey complaint alleges a class period of October 22, 1997 to March 27, 1998. The Cohen, Bonnett, Wijntjes and Lee complaints allege a class period of January 27, 1998 to March 27, 1998. The Lindsay, Teague and Johnson complaints allege a class period of January 28, 1998 to March 27, 1998. The Howard complaint alleges a class period of July 3, 1997 to March 27, 1998. The complaints principally allege that the defendants violated federal securities laws by making false and misleading statements and by failing to disclose material information concerning the Company's December 1997 acquisition of substantially all of the assets and assumption of certain liabilities of the Millennium Dynamics, Inc. ("MDI") business from American Premier Underwriters, Inc., thereby allegedly causing the value of the Company's common stock to be artificially inflated during the purported class periods. In addition, the Howard complaint alleges violation of federal securities laws as a result of the Company's purported failure to disclose material information in connection with the Company's initial public offering on July 2,

                        PERITUS SOFTWARE SERVICES, INC.

1997, and also names Montgomery Securities, Inc., Wessels, Arnold & Henderson, and H.C. Wainwright & Co., Inc. as defendants. The complaints further allege that certain officers and/or directors of the Company sold stock in the open market during the class periods and seek unspecified damages. On or about June 1, 1998, all of the named plaintiffs and additional purported class members filed a motion for the appointment of several of those individuals as lead plaintiffs, for approval of lead and liaison plaintiffs' counsel and for consolidation of the actions. The court granted that motion on June 18, 1998. Although the Company believes that it and the other defendants have meritorious defenses to the claims made in the complaints and intends to contest the lawsuits vigorously, an adverse resolution of the lawsuits could have a material adverse effect on the Company's financial condition and results of operations in the period in which the litigation is resolved. The Company is not presently able to reasonably estimate potential losses, if any, related to the complaints.

5.   RESTRUCTURING CHARGES

  In September 1998, the Company announced and recorded a non-recurring charge of $3,372,000 consisting in part of severance payments associated with the termination of approximately 33% of the Company's employees (89 employees). At September 30, 1998, all 89 employees had been terminated with no further terminations remaining under the restructuring. In addition, a significant portion of the restructuring charge related to the closure of two research and development centers and a reduction of occupied space at the Company's headquarters in Billerica, MA, consisting primarily of accrual of future lease payments and other related costs, net of estimated sublease income. Payments related to terminated employees are expected to be completed by December 1998 for 82 employees and September 1999 for the remaining 7 employees. Payments related to the closure of facilities and reduction of occupied space are expected to be completed by June 2003. The Company has estimated that the restructuring will result in a reduction of approximately $1,900,000 in salary and related costs and $250,000 in lease related costs on a quarterly basis beginning in the fourth quarter of 1998.

  In March 1998, the Company announced its intentions for a strategic restructuring to refocus the Company's investments and to reduce its operating expenses. The Company effected this restructuring, which was finalized in the second quarter of 1998, and recorded a non-recurring charge of $1,439,000 consisting in part of severance payments associated with the termination of approximately 12% of the Company's employees in April 1998 (48 employees). At June 30, 1998, all 48 employees had been terminated with no further terminations remaining under the restructuring. In addition, a significant portion of the restructuring charge related to the closure of two research and development and outsourcing centers, consisting primarily of accrual of future lease payments and other related costs, net of estimated sublease income, and support costs for a discontinued product, in excess of related services revenue. Payments related to terminated employees were completed in June 1998 for 46 employees and are expected to be completed by September 1999 for the remaining 2 employees. Payments related to the closure and reduction of facilities are expected to be complete by April 2003. The restructuring resulted in a reduction of approximately $960,000 in salary and related costs and $90,000 in facility related costs on a quarterly basis beginning in second quarter of 1998.

  The amounts accrued to, charged against and other adjustments made to the restructuring accrual during the third quarter of 1998 and the composition of the remaining balance at September 30, 1998 was as follows:



                                                       Balance      Q3 1998    Q3 1998      Other                Balance
                                                    June 30, 1998   Accrual    Charges      Adjustments     September 30, 1998
                                                   --------------   -------    --------     -----------    -------------------
(in thousands)

Provision for severance and benefit payments to
  terminated employees...........................       $421        $1,909     $(115)          $ --              $2,215
Provisions related to closure of facilities and
 reduction of occupied space.....................        327         1,463      (132)           (61)              1,597
Other............................................        124            --       (62)           (32)                 30
                                                        ----        ------     -----           ----              ------
 Total...........................................       $872        $3,372     $(309)          $(93)             $3,842
                                                        ====        ======     =====           ====              ======

     As of September 30, 1998, $2,902,000 of the remaining balance of the restructuring accrual is expected to be paid by September 30, 1999 with the remaining balance of $940,000 being paid thereafter.

                        PERITUS SOFTWARE SERVICES, INC.

6.   IMPAIRMENT OF LONG-LIVED ASSETS

     The Company periodically assesses whether any events or changes in circumstances have occurred that would indicate that the carrying amount of a long-lived asset might not be recoverable. When such an event or change in circumstance occurs, the Company evaluates whether the carrying amount of such asset is recoverable by comparing the net book value of the asset to estimated future undiscounted cash flows, excluding interest charges, attributable to such asset. If it is determined that the carrying amount is not recoverable, the Company recognizes an impairment loss equal to the excess of the carrying amount of the asset over the estimated fair value of such asset.

     Due to lower than anticipated revenue and losses in excess of expectations during the quarter ended September 30, 1998, the Company adopted a plan to stop development of all existing and in-process products originally acquired from MDI in December 1997, including all Vantage YR2000 renovation and testing software tools and the generic mass change product. Substantially all direct sales efforts relating to existing Vantage YR2000 products was also stopped. In connection with these actions, the Company also undertook a restructuring of its operations (Note 5) which included the closure of the Company's research and development facilities in Cincinnati, Ohio and Lisle, IL. and the termination of substantially all the employees at these facilities. As a result of these events, management concluded that an assessment of the recoverability of intangible assets recorded in connection with the acquisition of MDI in December 1997 was required at September 30, 1998. The Company determined that its property and equipment at these locations was not subject to impairment as substantially all such assets were scheduled to be redeployed within the Company.

     In connection with the assessment, management prepared forecasts of the expected future cash flows related to these intangible assets on an undiscounted basis and without interest charges. Due to the fact that product development efforts had been stopped, the Company concluded that the existing technology acquired as part of the MDI acquisition would only be used in existing Vantage YR2000 products. As a result of this analysis, management determined that the estimated undiscounted net cash flows to be generated by acquired technology recorded as part of the MDI acquisition were less than the asset's net book value as of September 30, 1998. Accordingly, the acquired technology was written-down to $289,000, its estimated fair value, using a discounted cash flow model. With regard to intangible assets relating to assembled workforce and goodwill acquired from MDI, management concluded that the net book value of these amounts could no longer be supported due to the termination of substantially all former MDI employees and the shift of the Company's strategy away from MDI-related products. Accordingly, the Company recorded a non-recurring impairment charge totaling $4,294,000 during the quarter ended September 30, 1998.

     Management's estimates of forecasted cash flows required an evaluation of various risks and uncertainties. Although management has made its best estimate of these factors based on current conditions and expected trends and events, it is reasonably possible that changes could occur in the near term which could adversely affect management's estimates of forecasted cash flows. If such changes occur, asset impairment write-downs could be required in the future and such write-downs could be material to the Company's financial statements.

7.  IN-PROCESS RESEARCH AND DEVELOPMENT

     In connection with the acquisition of MDI, the Company recorded a charge to operations during the fourth quarter of 1997 of $70,800,000 representing purchased in-process technology that had not yet reached technological feasibility and had no alternative future use. The value was determined via an independent appraisal. At the time of the acquisition of MDI, the Company's plan for the acquired projects included continued development of MDI's core technologies aiming to significantly enhance their features and functionality in order to gain an increasing share of the year 2000 software market. In addition, the Company planned to continue to focus product plans around developing comprehensive testing capabilities for MDI's Vantage YR2000 product and a generic mass change software product with capabilities other than year 2000 corrections, including a Euro currency conversion application. The cost to complete the in-process development was originally estimated at approximately $18.7 million to be incurred through the end of the year 2000. These estimated costs were largely for personnel involved in the planning, design, coding, integration, testing and modification of products to be derived from the in-process technologies. However, due to lower than anticipated revenue and losses in excess of expectations during the quarter ended September 30, 1998, the Company stopped development of all new versions of existing Vantage YR2000 products, the Vantage YR2000 testing product and the generic mass change software product. As a result of these actions, the Company closed its research and development centers in Cincinnati, Ohio, and Lisle, IL, terminated substantially all employees at those facilities and recorded a related non-recurring restructuring charge (Note 5). Through September 30, 1998, the Company had incurred approximately $2,200,000 in costs to develop these in-process technologies. The Company does not expect to incur additional development costs for these in-process technologies.

                        PERITUS SOFTWARE SERVICES, INC.

     The Company has received and responded to a comment letter related to the Company's Form 10-K for the year ended December 31, 1997 from the Securities and Exchange Commission ("SEC") regarding, among other things, the Company's accounting for in-process research and development in connection with its acquisition of MDI. A response to the Company's letter has not yet been received from the SEC. Although the Company believes it has properly accounted for the item, a different conclusion would require further restatement of the Company's results beginning with the fourth quarter of 1997.

8.   COMPREHENSIVE INCOME (LOSS)

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

  For the three and nine months ended September 30, 1998 and 1997, the Company's comprehensive income (loss) was as follows (in thousands):

                                                Three months ended            Nine months ended
                                                   September 30,                September 30,
                                        -------------------------------       ------------------
                                            1998              1997               1998      1997
                                        ------------      -------------       ----------  ------
Net income (loss)..................       $(16,132)          $  84             $(21,329)  $ 928
Cumulative translation adjustment..              2              (7)                  13     (45)
                                          --------           -----             --------   -----
                                          $(16,130)          $  77             $(21,316)  $ 883
                                          ========           =====             ========   =====

9.   NET INCOME (LOSS) PER SHARE

  In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share", which supersedes Accounting Principles
Board Opinion Accounting ("APB") No. 15 and specifies the computation, presentation and disclosure requirements of earnings per share. SFAS No. 128 requires the presentation of "basic" earnings per share and "diluted" earnings per share. Basic earnings per share is computed by dividing the net income (loss) available to common stockholders by the weighted average shares of outstanding common stock. For purposes of calculating diluted earnings per share, the denominator includes both the weighted average shares of common stock outstanding and, when not anti-dilutive, potential common stock, including outstanding stock options.

  The Company adopted SFAS No. 128 in the fourth quarter of 1997 and has restated income (loss) per share amounts for all periods presented herein, as required.

10.   RECENTLY ISSUED ACCOUNTING STANDARDS

  In October 1997, the Accounting Standards Executive Committee ("AcSEC") of the AICPA issued SOP 97-2, "Software Revenue Recognition." SOP 97-2 provides guidance on the timing and amount of revenue recognition when licensing, selling, leasing or otherwise marketing computer software and became effective for transactions entered into by the Company beginning on January 1, 1998. Subsequently, in March 1998, AcSEC issued SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition." SOP 98-4 deferred certain provisions of SOP 97-2 pertaining to its requirements for what constitutes vendor-specific objective evidence ("VSOE") of the fair value of individual elements of a multiple-element arrangement for a one-year period. At the same time, AcSEC immediately began a project to further clarify the requirements surrounding VSOE. This project resulted in SOP 98-9, "Modification of SOP 97-2, `Software Revenue Recognition,' with Respect to Certain Transactions," which was cleared by the FASB in November 1998. In SOP 98-9, AcSEC decided to retain the limitations on what is considered VSOE of fair value in a software arrangement. Accordingly, the limitations on VSOE of fair value that were deferred by SOP 98-4 will be effective for transactions that are entered into in fiscal years beginning after March 15, 1999. However, SOP 98-9 provides a limited exception to the full deferral of revenue that the provisions of SOP 97-2 may require for arrangements in which the entity has a contracted price for the entire arrangement and VSOE of the fair value of each undelivered element exists. Formal issuance of SOP 98-9 is expected in December 1998.
Based upon its reading and interpretation of SOP 97-2, SOP 98-4 and SOP 98-9, the Company believes that its current revenue recognition policies and

                        PERITUS SOFTWARE SERVICES, INC.

practices are materially consistent with the provisions of the guidance set forth in these pronouncements. Accordingly, the adoption of this guidance has not materially affected its financial position or results of operations and is not expected to have a material impact in future periods.

  In February 1998, AcSEC issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 establishes the accounting for costs of software products developed or purchased for internal use, including when such costs should be capitalized. The Company does not expect SOP 98-1, which is effective for the Company beginning January 1, 1999, to have a significant impact on the Company's financial condition or results of operations.

  In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which supersedes SFAS No. 14. This statement changes the way that public business enterprises report segment information, including financial and descriptive information about their selected segment information. Operating segments are defined as revenue-producing components of the enterprise which are generally used internally for evaluating segment performance. SFAS No. 131 will be effective for the Company's fiscal year ending December 31, 1998, is for disclosure only and will not affect the Company's financial position or results of operations.

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company does not invest in derivative instruments or engage in hedging activities. As a result, SFAS No. 133 is not expected to have a material affect on its financial position or results of operations.


11.   DISPOSITION OF MAJORITY-OWNED SUBSIDIARY

     In July 1998, the Company divested 100% of its equity interest in its majority-owned Spanish subsidiary, Persist, S. A. ("Persist"), to Persist for cash proceeds totaling $470,000. Accordingly, the results of operations of Persist subsequent to the date of disposition have been excluded from the Company's consolidated results for the quarter ended September 30, 1998 and the Company's consolidated September 30, 1998 balance sheet excludes Persist's assets and liabilities. The gain on this transaction was determined as the excess of cash proceeds received by the Company over the net assets of Persist at the date of disposition and reflects the realization of the cumulative impact of foreign exchange rates on the balance sheet of Persist while a subsidiary of the Company.

12.   SUBSEQUENT EVENT

  On December 2, 1998, the Company announced additional restructuring plans to reorient the Company for transition to greater outsourcing emphasis while continuing to satisfy its year 2000 customers. The restructuring included the termination of 45 employees or 24% of its workforce. In addition, a significant portion of the restructuring relates to the further reduction of occupied space at its headquarters in Billerica, MA. The restructuring charge to be recorded in the quarter ended December 31, 1998 relating to these actions is expected to be approximately $1.2 million. In addition, the Company plans to review its equipment to determine if these employee reductions warrant disposal of excess equipment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

  Peritus Software Services, Inc. ("Peritus") was founded in 1991 to address the growing market for managing and maintaining the installed base of software in organizations. The Company focused its efforts on the delivery of software maintenance outsourcing services until 1995, when it began to devote significant resources to the development of software tools addressing the problems associated with mass changes to application systems and their associated databases, particularly the year 2000 problem. In 1996, the Company began licensing its AutoEnhancer/2000 software, which was designed to address the year 2000 problem, to value added integrators and directly to end users. In 1996, the Company expanded its research and development efforts through the acquisition of Vista Technologies Incorporated ("Vista"), a developer of computer-aided engineering software. In 1997, the Company expanded its products offerings and research and development efforts by releasing an enhanced version of the AutoEnhancer/2000 software, which enables a client to perform logic correction only changes with regard to year 2000 renovations, and through the acquisition of substantially all of the assets and the assumption of certain liabilities of the business of Millennium Dynamics, Inc. ("MDI"), a software tools company with year 2000 products and research and development projects for the IBM mainframe and AS/400 platforms, from American Premier Underwriters, Inc. ("APU"). Although the Company continues to license tools to address the year 2000 problem, the Company, in response to changes in the markets for the Company's products and services, emphasized the direct delivery of year 2000 renovation services and renovation quality evaluation ("RQE") services in the beginning of 1998 and also began to refocus the Company's business on software maintenance outsourcing services. As the market continued to shift from the Company's year 2000 products and services during the third quarter of 1998, the Company's overall strategy is to grow its software maintenance outsourcing business over the long term and to meet its clients needs for year 2000 renovation services and RQE services. In July 1998, the Company announced its software maintenance outsourcing offerings, "Software Asset Maintenance for Software Providers" and "Software Asset Maintenance for Information Systems", which are outsourcing solutions designed specifically for the manufacturers of system software and software products and for information technology departments that maintain application software, respectively.

  The Company derives its revenue from software maintenance outsourcing services, software and methodology licensing and other services (including direct delivery of year 2000 renovation and RQE services) sold directly to end users or indirectly via value added integrators, and its clients include primarily Fortune 1000 companies and similarly sized business and government organizations worldwide. The Company's products and services are marketed through its direct sales force, both domestically and in Europe, and through value added integrators operating worldwide.

During a review of the Company's 1998 third quarter financial results performed by Peritus' management, the Audit Committee of the Company's Board of Directors and the Company's independent auditor, PricewaterhouseCoopers LLP ("PwC"), the Company determined that the Company's results of operations for the quarterly periods ended September 30, 1997, December 31, 1997, March 31, 1998 and June 30, 1998 and for the year ended December 31, 1997 require restatement. The 1998 restatements first relate to the recording by Peritus of approximately $1.09 million of software license revenue for a single customer in the second quarter of 1998. Peritus believed that the amount of software license revenue as originally recorded reflected a part of an approximately $1.9 million business arrangement agreed to between the parties under a signed purchase order. The Company has since determined that the customer did not require a separate license and, therefore, no license revenue should have been recorded. The balance of the 1998 restatements relate primarily to the Company's incorrect interpretation of the complex provisions regarding recognition of revenue for combined software/services arrangements under Statement of Position ("SOP") 97-2, "Software Revenue Recognition," issued by the American Institute of Certified Public Accountants ("AICPA"), and effective for the Company as of January 1, 1998. In applying the Statement to its new year 2000 renovation offerings which the Company commenced in the first quarter, the Company mistimed the recognition of revenue between quarters under certain contracts providing for the delivery of combined software and services. The 1997 restatements involve two instances where the Company had recorded revenue for software licenses in advance of shipment of the software. The first instance involved the recording of software license revenue of $1.2 million in the third quarter of 1997. The Company has determined that the software involved was not shipped until early in the fourth quarter of 1997 and that payment of the license fee was received in the fourth quarter. Therefore, the Company will restate its third quarter 1997 results to exclude the $1.2 million license fee and its fourth quarter 1997 results to include the $1.2 million license fee. The second instance involved $571,000 of license revenue and $21,000 of associated maintenance revenue originally recorded in the fourth quarter of 1997. The Company has determined that the software involved was not shipped until 1998. The Company encountered collection difficulties with the customer during 1998. Despite entering into a settlement agreement with the customer in the second quarter of 1998, the Company concluded in the third quarter of 1998 that it would be unable to realize the amounts recorded. Accordingly, the Company will restate its fourth quarter 1997 results to remove the $592,000 of revenue involved and has not recorded this revenue in any subsequent period. As a result of the restatements of results for 1997, the Company was informed by PwC that users of the Company's 1997 financial statements should no longer rely upon PwC's opinion for the year ended December 31, 1997. The Company expects the opinion will be reinstated once it completes and files its amended Form 10-K.

  The Company intends to amend its prior filings on Form 10-Q for the quarters ended September 30, 1997, March 31, 1998 and June 30, 1998 as well as its Form 10-K for the year ended December 31, 1997. In the opinion of management, all adjustments necessary to revise the quarterly and year-end financial statements have been recorded. Following is a summary of the unaudited results of operations for these periods (in thousands, except per share-related data):



                                                  Quarterly Periods Ended
                                  --------------------------------------------------------------           Year Ended
                                  September 30,         December 31,        March 31,    June 30,          December 31,
                                       1997                 1997               1998        1998                1997
----------------------------------------------------------------------------------------------------------------------------------

As previously reported:

Revenue                                  $9,852            $ 13,608           $10,150      $11,830           $ 40,301

Income (loss) from operations               748             (69,346)           (2,775)      (1,102)           (67,582)

Net income (loss)                         1,166             (68,920)           (2,566)        (979)           (66,910)

Diluted net income (loss) per share      $ 0.08            $  (4.97)          $ (0.16)     $ (0.06)          $  (6.97)



                                                  Quarterly Periods Ended
                                  --------------------------------------------------------------           Year Ended
                                  September 30,         December 31,        March 31,    June 30,          December 31,
                                       1997                 1997               1998        1998                1997
----------------------------------------------------------------------------------------------------------------------------------

As restated:

Revenue                                  $8,652            $ 14,216           $ 9,433      $11,083           $ 39,709

Income (loss) from operations              (452)            (68,738)           (3,567)      (1,962)           (68,173)

Net income (loss)                            84             (68,418)           (3,358)      (1,839)           (67,490)

Diluted net income (loss) per share      $ 0.01            $  (4.93)          $ (0.21)     $ (0.11)          $  (7.03)


THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

 REVENUE

  Total revenue decreased 38.8% to $5,293,000 in the three months ended September 30, 1998 from $8,652,000 in the three months ended September 30, 1997. This decrease in revenue was primarily due to a decrease in the licensing of the Company's year 2000 Auto Enhancer/2000 software. During the three months ended September 30, 1998, three customers generated 15.2%, 13.4% and 10.4% of total revenue, respectively. International revenue decreased 36.7% to $505,000 in 1998 from $801,000 in 1997. In July 1998, the Company divested 100% of its equity interest in its majority-owned Spanish subsidiary, Persist, S. A. ("Persist"), to Persist for cash proceeds totaling $470,000. Accordingly, the results of operations of Persist subsequent to the date of disposition have been excluded from the Company's consolidated results for the quarter ended September 30, 1998. Persist generated 28.1% of the Company's international revenue in the three months ended September 30, 1998 while sales to value added integrators and end users accounted for the remaining 71.9%. Persist generated substantially all of the Company's international revenue in 1997. For the three months ended September 30, 1998, the Company recorded $106,000 of related party revenue from one customer which is a shareholder of Persist.

 Outsourcing Services

  Outsourcing services revenue decreased 23.8% to $2,270,000 in the three months ended September 30, 1998 from $2,979,000 in the three months ended September 30, 1997. The decrease in outsourcing services revenue in absolute dollars was primarily attributable to the divestiture of Persist in July 1998, the termination of one outsourcing contract and the recognition of lesser amounts of revenue under the percentage-of-completion method on existing outsourcing contracts that were in their later phases during 1998. As a percentage of total revenue, outsourcing services revenue increased to 42.9% in the three months ended September 30, 1998 from 34.4% in the three months ended September 30, 1997. The increase in outsourcing services revenue as a percentage of total revenue reflects the decreased contribution of license and other services revenue to total revenue during the three months ended September 30, 1998 when compared to the comparable period for the prior year. Outsourcing services remain a major component of the solutions offered by the Company, and the Company anticipates that such services will continue to account for a significant portion of total revenue for the foreseeable future. In July 1998, the Company announced its software maintenance outsourcing offerings, "Software Asset Maintenance for Software Providers" and "Software Asset Maintenance for Information Systems", which are outsourcing solutions designed specifically for the manufacturers of system software and software products and for information technology departments that maintain application software, respectively.

 License

  License revenue was $763,000 in the three months ended September 30, 1998, or 14.4% of total revenue, compared to $3,957,000, or 45.7% of total revenue, in the three months ended September 30, 1997. The decrease in license revenue for the three months ended September 30, 1998 was primarily attributable to the decrease in direct delivery of licensed software to end users and to decreased license fees from value added integrators. In the future, the Company does not expect any sustained increases to license revenue.


 Other Services

  Other services revenue increased 31.7% to $2,260,000 in the three months ended September 30, 1998, from $1,716,000 in the three months ended September 30, 1997. As a percentage of total revenue, other services revenue was 42.7% in the three months ended September 30, 1998 and 19.8% in the three months ended September 30, 1997. The increase in other services revenue in absolute dollars was primarily attributable to an increase in year 2000 renovation and RQE services performed by Company personnel using the Company's year 2000 products, offset by a decrease in consulting and maintenance revenues.


COST OF REVENUE

 Cost of Outsourcing Services Revenue

  Cost of outsourcing services revenue consists primarily of salaries, benefits and overhead costs associated with delivering outsourcing services to clients. The cost of outsourcing services revenue decreased 25.3% to $1,826,000 in the three months ended September 30, 1998 from $2,444,000 for the three months ended September 30, 1997. Cost of outsourcing services revenue as a percentage of outsourcing services revenue decreased to 80.4% in the three months ended September 30, 1998 from 82.0% in the three months ended September 30, 1997. The decrease in cost of outsourcing services revenue in absolute dollars was due primarily to the reduction of resources related to the termination of one outsourcing contract.


 Cost of License Revenue

  Cost of license revenue consists primarily of salaries, benefits, amortization expense of intangibles related to the MDI acquisition and related overhead costs associated with license-related materials packaging and freight. Cost of license revenue was $474,000 in the three months ended September 30, 1998, or 62.1% of license revenue, compared to $155,000, or 3.9% of license revenue, in the three months ended September 30, 1997. The increase in cost of license revenue in absolute dollars was primarily attributable to the addition of employees and related resources to support additional end users and value added integrators and the amortization of intangibles related to the MDI acquisition.


 Cost of Other Services Revenue

  Cost of other services revenue consists primarily of salaries, benefits and related overhead costs associated with delivering other services to clients. Cost of other services revenue increased 99.3% to $2,551,000 in the three months ended September 30, 1998 from $1,280,000 in the three months ended September 30, 1997. Cost of the services revenue as a percentage of other services revenue increased to 112.9% in the three months ended September 30, 1998 from 74.6% in the three months ended September 30, 1997. The increase in these costs both in absolute dollars and as a percentage of revenues in the three months ended September 30, 1998 was due primarily to excess capacity which resulted from the hiring of additional staff earlier in the year to support the Company's year 2000 renovation and RQE services. Demand for these services during the third quarter of 1998 was less than expected.

OPERATING EXPENSES

 Sales and Marketing

  Sales and marketing expenses consist primarily of salaries, commissions and related overhead costs for sales and marketing personnel; sales referral fees to third parties; advertising programs; and other promotional activities. Sales and marketing expenses increased 81.2% to $3,980,000 in the three months ended September 30, 1998 from $2,197,000 in the three months ended September 30, 1997. As a percentage of total revenue, sales and marketing expenses increased to 75.2% in the three months ended September 30, 1998 from 25.4% in the three months ended September 30, 1997. The increase in expenses in absolute dollars and as a percentage of revenue was primarily attributable to increased staffing, commissions, including an increase in sales referral fees to third parties, and promotional activities in conjunction with the Company's year 2000 software products and services in 1998.


 Research and Development

  Research and development expenses consist primarily of salaries, benefits and related overhead costs for engineering and technical personnel and outside engineering consulting services associated with developing new products and enhancing existing products. Research and development expenses increased 8.9% to $2,150,000 in the three months ended September 30, 1998 from $1,975,000 in the three months ended September 30, 1997. As a percentage of total revenue, research and development expenses increased to 40.6% in the three months ended
September 30, 1998 from 22.8% in the three months ended September 30, 1997.   In
the future, the Company's research and development efforts will primarily be related to developing technologies to support its service offerings.


 General and Administrative

  General and administrative expenses consist primarily of salaries and related costs for the finance and accounting, human resources, legal services, information systems and other administrative departments of the Company, as well as legal and accounting expenses and the amortization of intangible assets associated with the Vista acquisition. General and administrative expenses increased 182.0% to $2,969,000 in the three months ended September 30, 1998 from $1,053,000 in the three months ended September 30, 1997. As a percentage of total revenue, general and administrative expenses increased to 56.1% in the three months ended September 30, 1998 from 12.2% in the three months ended September 30, 1997. The increase in general and administrative expenses in absolute dollars was primarily due to the write-down of a customer receivable balance, an increase in the Company's allowance for doubtful accounts receivable, additions to the Company's administrative staff to support growth, higher professional fees and increases in other general corporate expenses as well as increased costs associated with being a publicly traded company.


 Impairment of Long-Lived Assets

     The Company periodically assesses whether any events or changes in circumstances have occurred that would indicate that the carrying amount of a long-lived asset might not be recoverable. When such an event or change in circumstance occurs, the Company evaluates whether the carrying amount of such asset is recoverable by comparing the net book value of the asset to estimated future undiscounted cash flows, excluding interest charges, attributable to such asset. If it is determined that the carrying amount is not recoverable, the Company recognizes an impairment loss equal to the excess of the carrying amount of the asset over the estimated fair value of such asset.

     Due to lower than anticipated revenue and losses in excess of expectations during the quarter ended September 30, 1998, the Company adopted a plan to stop development of all existing and in-process products originally acquired from MDI in December 1997, including all Vantage YR2000 renovation and testing software tools and the generic mass change product. Substantially all direct sales efforts relating to existing Vantage YR2000 products was also stopped. In connection with these actions, the Company also undertook a restructuring of its operations (Note 5) which included the closure of the Company's research and development facilities in Cincinnati, Ohio and Lisle, IL. and the termination of substantially all the employees at these facilities. As a result of these events, management concluded that an assessment of the recoverability of intangible assets recorded in connection with the acquisition of MDI in December 1997 was required at September 30, 1998. The Company determined that its property and equipment at these locations was not subject to impairment as substantially all such assets were scheduled to be redeployed within the Company.

     In connection with the assessment, management prepared forecasts of the expected future cash flows related to these intangible assets on an undiscounted basis and without interest charges. Due to the fact that product development efforts had been stopped, the Company concluded that the existing technology acquired as part of the MDI acquisition would only be used in existing Vantage YR2000 products. As a result of this analysis, management determined that the estimated undiscounted net cash flows to be generated by acquired technology recorded as part of the MDI acquisition were less than the asset's net book value as of September 30, 1998. Accordingly, the acquired technology was written-down to $289,000, its estimated fair value, using a discounted cash flow model. With regard to intangible assets relating to assembled workforce and goodwill acquired from MDI, management concluded that the net book value of these amounts could no longer be supported due to the termination of substantially all former MDI employees and the shift of the Company's strategy away from MDI-related products. Accordingly, the Company recorded a non-recurring impairment charge totaling $4,294,000 during the quarter ended September 30, 1998.

Management's estimates of forecasted cash flows required an evaluation of various risks and uncertainties. Although management has made its best estimate of these factors based on current conditions and expected trends and events, it is reasonably possible that changes could occur in the near term which could adversely affect management's estimates of forecasted cash flows. If such changes occur, asset impairment write-downs could be required in the future and such write-downs could be material to the Company's financial statements.

 Restructuring Charge

  In September 1998, the Company announced and recorded a non-recurring charge of $3,372,000 consisting in part of severance payments associated with the termination of approximately 33% of the Company's employees (89 employees). At September 30, 1998, all 89 employees had been terminated with no further terminations remaining under the restructuring. In addition, a significant portion of the restructuring charge related to the closure of two research and development centers and a reduction of occupied space at the Company's headquarters in Billerica, MA, consisting primarily of accrual of future lease payments and other related costs, net of estimated sublease income. Payments related to terminated employees are expected to be completed by December 1998 for 82 employees and September 1999 for the remaining 7 employees. Payments related to the closure of facilities and reduction of occupied space are expected to be completed by June 2003. The Company has estimated that the restructuring will result in a reduction of approximately $1,900,000 in salary and related costs and $250,000 in lease related costs on a quarterly basis beginning in the fourth quarter of 1998.

The amounts accrued to, charged against and other adjustments made to the restructuring accrual during the third quarter of 1998 and the composition of the remaining balance at September 30, 1998 was as follows:



                                                       Balance     Q3 1998  Q3 1998     Other         Balance
                                                    June 30, 1998  Accrual  Charges  Adjustments  September 30, 1998
                                                   --------------  -------  -------  -----------  -------------------
(in thousands)

Provision for severance and benefit payments to
terminated employees.............................      $421        $1,909    $(115)     $ --         $2,215
Provisions related to closure of facilities and
 reduction of occupied space.....................       327         1,463     (132)      (61)         1,597
Other............................................       124            --      (62)      (32)            30
                                                       ----        ------    -----      ----         ------
 Total...........................................      $872        $3,372    $(309)     $(93)        $3,842
                                                       ====        ======    =====      ====         ======

     As of September 30, 1998, $2,902,000 of the remaining balance of the restructuring accrual is expected to be paid by September 30, 1999 with the remaining balance of $940,000 being paid thereafter.

INTEREST INCOME, NET

  Interest income, net, is primarily composed of interest earned on cash balances and interest expense on debt including capital lease obligations. The Company had interest income, net, of $95,000 in the three months ended September 30, 1998 compared to interest expense, net, of $462,000 in the three months ended September 30, 1997. This change in interest income, net, was primarily attributable to decreased interest income from decreased cash balances.

PROVISION (BENEFIT) FOR INCOME TAXES

  The Company's income tax provision (benefit) was $-- and $(68,000) in the three months ended September 30, 1998 and 1997, respectively. The benefit in 1997 reflects a decrease in taxable income for the three months ended September 30, 1997 offset, in part, by international tax obligations.


MINORITY INTEREST IN MAJORITY-OWNED SUBSIDIARY

  The minority interest in majority-owned subsidiary represents the equity interest in the operating results of Persist held by stockholders of Persist other than the Company. The minority interest in majority-owned subsidiary increased to a net income of $8,000 in the three months ended September 30, 1998 from a loss of $6,000 in the three months ended September 30, 1997. This change was the result of the increased profitability of Persist from July 1, 1998 to July 20, 1998; the date the Company divested its interest in Persist by transferring shares back to Persist.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

Revenue

  Total revenue increased 1.2% to $25,809,000 in the nine months ended September 30, 1998 from $25,493,000 in the nine months ended September 30, 1997. This increase in revenue was primarily due to an increase in year 2000 renovation and RQE services performed by the Company partially offset by decreased licensing of the Company's year 2000 Auto Enhancer/2000 software and Vantage YR2000 products. During the nine months ended September 30, 1998, one customer generated 11.9% of total revenue. International revenue increased 70.3% to $3,579,000 in the nine months ended September 30, 1998 from $2,101,000 in the nine months ended September 30, 1997. In July 1998, the Company divested 100% of its equity interest in its majority-owned Spanish subsidiary, Persist, S. A. ("Persist"), to Persist for cash proceeds totaling $470,000. Accordingly, the results of operations of Persist subsequent to the date of disposition have been excluded from the Company's consolidated results for the quarter ended September 30, 1998. Persist generated 34.4% of the Company's international revenue in the nine months ended September 30, 1998 while sales to value added integrators and end users accounted for the remaining 65.6%. Persist generated substantially all of the Company's international revenue in the nine months ended September 30, 1997. For the nine months ended September 30, 1998, the Company recorded $872,000 and $459,000 of related party revenue from one customer which is a shareholder of Persist and one customer which is a wholly-owned subsidiary of APU, respectively.


 Outsourcing Services

  Outsourcing services revenue decreased 10.0% to $7,685,000 in the nine months ended September 30, 1998 from $8,542,000 in the nine months ended September 30, 1997. The decrease in outsourcing services revenue in absolute dollars was primarily attributable to the divestiture of Persist, the termination of one significant outsourcing contract and by the recognition of lesser amounts of revenue under the percentage-of-completion method on existing outsourcing contracts that were in their later phases during 1998. As a percentage of total revenue, outsourcing services revenue decreased to 29.8% in the nine months ended September 30, 1998 from 33.5% in the nine months ended September 30, 1997. The decrease in outsourcing revenue as a percentage of total revenue reflects the increased contribution of renovation and RQE services revenue to total revenue during the nine months ended September 30, 1998. Outsourcing services remain a major component of the solutions offered by the Company, and the Company anticipates that such services will continue to account for a significant portion of total revenue for the foreseeable future. In July 1998, the Company announced its software maintenance outsourcing offerings, "Software Asset Maintenance for Software Providers" and "Software Asset Maintenance for Information Systems", which are outsourcing solutions designed specifically for the manufacturers of system software and software products and for information technology departments that maintain application software, respectively.

 License

  License revenue was $8,602,000 in the nine months ended September 30, 1998, or 33.3% of total revenue, compared to $12,744,000, or 50.0% of total revenue, in the nine months ended September 30, 1997. The decrease in license revenue for the nine months ended September 30, 1998 was primarily attributable to the decreased delivery of licensed software to end users and to decreased license fees from value added integrators. In the future, the Company does not expect any sustained increases to license revenue.

 Other Services

  Other services revenue increased 126.3% to $9,522,000 in the nine months ended September 30, 1998 from $4,207,000 in the nine months ended September 30, 1997. As a percentage of total revenue, other services revenue was 36.9% in the nine months ended September 30, 1998 and 16.5% in the nine months ended September 30, 1997. The increase in other services revenue in absolute dollars was primarily attributable to an increase in year 2000 services performed by Company personnel using Company's year 2000 products, offset by a decrease in consulting and maintenance revenues.



COST OF REVENUE

 Cost of Outsourcing Services Revenue

  Cost of outsourcing services revenue consists primarily of salaries, benefits and overhead costs associated with delivering outsourcing services to clients. The cost of outsourcing services revenue decreased 14.8% to $5,833,000 in the nine months ended September 30, 1998 from $6,847,000 for the nine months ended September 30, 1997. Cost of outsourcing services revenue as a percentage of outsourcing services revenue decreased to 75.9% in the nine months ended September 30, 1998 and from 80.2% in the nine months ended September 30, 1997. The decrease in costs of outsourcing services revenue in absolute dollars was due primarily to the termination of one outsourcing contract.


 Cost of License Revenue

  Cost of license revenue consists primarily of salaries, benefits, amortization expense of intangibles related to the MDI acquisition and related overhead costs associated with license-related materials packaging and freight. Cost of license revenue was $1,520,000 in the nine months ended September 30, 1998, or 17.7% of license revenue, compared to $430,000, or 3.4% of license revenue, in the nine months ended September 30, 1997. The increase in cost of license revenue in absolute dollars was primarily attributable to the addition of employees and related resources to support additional end users and value added integrators and the amortization of intangibles related to the MDI acquisition.


 Cost of Other Services Revenue

  Cost of other services revenue consists primarily of salaries, benefits and related overhead costs associated with delivering other services to clients. Cost of other services revenue increased 111.8% to $7,636,000 in the nine months ended September 30, 1998 from $3,605,000 in the nine months ended September 30, 1997. Cost of the services revenue as a percentage of other services revenue decreased to 80.2% in the nine months ended September 30, 1997 from 85.7% in the nine months ended September 30, 1997. The increase in these costs both in absolute dollars and as a percentage of revenues in the nine months ended September 30, 1998 was due primarily to excess capacity which resulted from the hiring of additional staff earlier in the year to support the Company's year
2000 renovation and RQE services.   Demand for these services during the nine
months ended September 30, 1998 was less than expected.

OPERATING EXPENSES

 Sales and Marketing

  Sales and marketing expenses consist primarily of salaries, commissions and related overhead costs for sales and marketing personnel; sales referral fees to third parties; advertising programs; and other promotional activities. Sales and marketing expenses increased 84.4% to $10,355,000 in the nine months ended September 30, 1998 from $5,615,000 in the nine months ended September 30, 1997. As a percentage of total revenue, sales and marketing expenses increased to 40.1% in the nine months ended September 30, 1998 from 22.0% in the three months ended September 30, 1997. The increase in expenses in absolute dollars and as a percentage of revenue was primarily attributable to increased staffing, commissions, including an increase in sales referral fees to third parties, and promotional activities in conjunction with the Company's year 2000 software products and services in 1998.

 Research and Development

  Research and development expenses consist primarily of salaries, benefits and related overhead costs for engineering and technical personnel and outside engineering consulting services associated with developing new products and enhancing existing products. Research and development expenses increased 29.0% to $7,195,000 in the nine months ended September 30, 1998 from $5,578,000 in the nine months ended September 30, 1997. As percentage of total revenue, research and development expenses increased to 27.9% in nine months ended September 30, 1998 from 21.9% in the nine months ended September 30, 1997. The increase in research and development expenses in absolute dollars was primarily attributable to increased staffing for the product development efforts for the Company's year 2000 products and services and mass change technologies, including an increase in staffing effected through new hires, internal transfers and the acquisition of MDI. In the future, the Company's research and development efforts will primarily be related to developing technologies to support its service offerings.


General and Administrative

  General and administrative expenses consist primarily of salaries and related costs for the finance and accounting, human resources, legal services, information systems and other administrative departments of the Company, as well as legal and accounting expenses and the amortization of intangible assets associated with Vista acquisition. General and administrative expenses increased 110.9% to $6,017,000 in the nine months ended September 30, 1998 from $2,853,000 in the nine months ended September 30, 1997. As a percentage of total revenue, general and administrative expenses increased to 23.3% in the nine months ended September 30, 1998 from 11.2% in the nine months ended September 30, 1997. The increase in general and administrative expenses in absolute dollars was primarily due to the write-down of a customer receivable balance, an increase in the Company's allowance for doubtful accounts reserve, additions to the Company's administrative staff to support growth, higher professional fees and increases in other general corporate expenses as well as increased costs associated with being a publicly traded company.


  Impairment of Long-Lived Assets


     The Company periodically assesses whether any events or changes in circumstances have occurred that would indicate that the carrying amount of a long-lived asset might not be recoverable. When such an event or change in circumstance occurs, the Company evaluates whether the carrying amount of such asset is recoverable by comparing the net book value of the asset to estimated future undiscounted cash flows, excluding interest charges, attributable to such asset. If it is determined that the carrying amount is not recoverable, the Company recognizes an impairment loss equal to the excess of the carrying amount of the asset over the estimated fair value of such asset.

     Due to lower than anticipated revenue and losses in excess of expectations during the quarter ended September 30, 1998, the Company adopted a plan to stop development of all existing and in-process products originally acquired from MDI in December 1997, including all Vantage YR2000 renovation and testing software tools and the generic mass change product. Substantially all direct sales efforts relating to existing Vantage YR2000 products was also stopped. In connection with these actions, the Company also undertook a restructuring of its operations (Note 5) which included the closure of the Company's research and development facilities in Cincinnati, Ohio and Lisle, IL. and the termination of substantially all the employees at these facilities. As a result of these events, management concluded that an assessment of the recoverability of intangible assets recorded in connection with the acquisition of MDI in December 1997 was required at September 30, 1998. The Company determined that its property and equipment at these locations was not subject to impairment as substantially all such assets were scheduled to be redeployed within the Company.

     In connection with the assessment, management prepared forecasts of the expected future cash flows related to these intangible assets on an undiscounted basis and without interest charges. Due to the fact that product development efforts had been stopped, the Company concluded that the existing technology acquired as part of the MDI acquisition would only be used in existing Vantage YR2000 products. As a result of this analysis, management determined that the estimated undiscounted net cash flows to be generated by acquired technology recorded as part of the MDI acquisition were less than the asset's net book value as of September 30, 1998. Accordingly, the acquired technology was written-down to $289,000, its estimated fair value, using a discounted cash flow model. With regard to intangible assets relating to assembled workforce and goodwill acquired from MDI, management concluded that the net book value of these amounts could no longer be supported due to the termination of substantially all former MDI employees and the shift of the Company's strategy away from MDI-related products. Accordingly, the Company recorded a non-recurring impairment charge totaling $4,294,000 during the nine months ended September 30, 1998.

Management's estimates of forecasted cash flows required an evaluation of various risks and uncertainties. Although management has made its best estimate of these factors based on current conditions and expected trends and events, it is reasonably possible that changes could occur in the near term which could adversely affect management's estimates of forecasted cash flows. If such changes occur, asset impairment write-downs could be required in the future and such write-downs could be material to the Company's financial statements.

 Restructuring Charges

  In September 1998, the Company announced and recorded a non-recurring charge of $3,372,000 consisting in part of severance payments associated with the termination of approximately 33% of the Company's employees (89 employees). At September 30, 1998, all 89 employees had been terminated with no further terminations remaining under the restructuring. In addition, a significant portion of the restructuring charge related to the closure of two research and development centers and a reduction of occupied space at the Company's headquarters in Billerica, MA, consisting primarily of accrual of future lease payments and other related costs, net of estimated sublease income. Payments related to terminated employees are expected to be completed by December 1998 for 82 employees and September 1999 for the remaining 7 employees. Payments related to the closure of facilities and reduction of occupied space are expected to be completed by June 2003. The Company has estimated that the restructuring will result in a reduction of approximately $1,900,000 in salary and related costs and $250,000 in lease related costs on a quarterly basis beginning in the fourth quarter of 1998.

  In March 1998, the Company announced its intentions for a strategic restructuring to refocus the Company's investments and to reduce its operating expenses. The Company effected this restructuring, which was finalized in the second quarter of 1998, and recorded a non-recurring charge of $1,439,000 consisting in part of severance payments associated with the termination of approximately 12% of the Company's employees in April 1998 (48 employees). At June 30, 1998, all 48 employees had been terminated with no further terminations remaining under the restructuring. In addition, a significant portion of the restructuring charge related to the closure of two research and development and outsourcing centers, consisting primarily of accrual of future lease payments and other related costs, net of estimated sublease income, and support costs for a discontinued product, in excess of related services revenue. Payments related to terminated employees were completed in June 1998 for 46 employees and are expected to be completed by September 1999 for the remaining 2 employees. Payments related to the closure and reduction of facilities are expected to be complete by April 2003. The restructuring resulted in a reduction of approximately $960,000 in salary and related costs and $90,000 in facility related costs on a quarterly basis beginning in second quarter of 1998.

The amounts accrued to, charged against and other adjustments made to the restructuring accrual during the nine months ended September 30, 1998 and the composition of the remaining balance at September 30, 1998 was as follows:



                                                     Balance                            Other          Balance
                                                December 31, 1997  Accrual  Charges  Adjustments  September 30, 1998
                                                -----------------  -------  -------  -----------  ------------------
(in thousands)

Provision for severance and benefit payments to
terminated employees.............................      $ --         $2,856   $(641)     $ --           $2,215
Provisions related to closure of facilities and
 reduction of occupied space.....................        --          1,790    (132)      (61)           1,597
Other............................................        --            165    (103)      (32)              30
                                                       ----         ------   -----      ----           ------
 Total...........................................      $ --         $4,811   $(876)     $(93)          $3,842
                                                       ====         ======   =====      ====           ======

     As of September 30, 1998, $2,902,000 of the remaining balance of the restructuring accrual is expected to be paid by September 30, 1999 with the remaining balance of $940,000 being paid thereafter.


INTEREST INCOME, NET

  Interest income, net, is primarily composed of interest income earned on cash balances and interest expense on debt including capital lease obligations. The Company had interest income, net ,of $440,000 in the nine months ended September 30, 1998 compared to interest income, net, of $482,000 in the nine months ended September 30, 1997. This change in interest income, net, was primarily attributable to decreased interest income from decreased cash balances.


PROVISION FOR INCOME TAXES

  The Company's income tax provision was $25,000 and $104,000 in the nine months ended September 30, 1998 and 1997, respectively. The provision in the nine months ended September 30, 1998 reflects international tax obligations.

MINORITY INTEREST IN MAJORITY-OWNED SUBSIDIARY

  The minority interest in majority-owned subsidiary represents the equity interest in the operating results of Persist held by stockholders of Persist other than the Company. The minority interest in majority-owned subsidiary decreased to a loss of $4,000 in the nine months ended September 30, 1998 from income of $15,000 in the nine months ended September 30, 1997. This change was the result of the decreased profitability of Persist from January 1, 1998 to July 20, 1998; the date the Company divested its interest in Persist by transferring shares back to Persist.



LIQUIDITY AND CAPITAL RESOURCES

  Historically, the Company has financed its operations and capital expenditures primarily with the proceeds from sales of the Company's convertible preferred stock and common stock, borrowings and advance payments for services from clients. The Company's cash balances and short term investments were $6,504,000 and $14,340,000 at September 30, 1998 and December 31, 1997, respectively. The Company's working capital was $5,459,000 and $20,931,000 at September 30, 1998 and December 31, 1997, respectively. The Company's operating activities used cash of $5,076,000 during the nine months ended September 30, 1998 and provided cash of $260,000 during the nine months ended September 30, 1997. The Company's use of cash during the nine months ended September 30, 1998 was primarily caused by net loss of $21,329,000 offset by depreciation and amortization expense of $2,444,000, an impairment of intangible assets of $4,294,000, a decrease in accounts receivable of $6,837,000, and an increase in other accrued expenses and other current liabilities of $2,575,000.

  The Company used cash of $3,300,000 and $1,534,000 for investing activities during the nine months ended September 30, 1998 and 1997, respectively. Investing activities in the nine months ended September 30, 1998 consisted principally of the purchases of property and equipment, most notably computer equipment and software, furniture and fixtures and leasehold improvements related to the Company's relocations of its headquarters and regional offices. Although the Company has no significant commitments for capital expenditures in the remainder of 1998, the Company expects to continue to purchase property and equipment to further maintain its infrastructure as required.

  The Company's financing activities provided cash of $1,051,000 and $40,224,000 during the nine months ended September 30, 1998 and 1997, respectively. Financing activities in the nine months ended September 30, 1998 and 1997 primarily reflect proceeds from the exercise of stock options and the Company's initial public offering, respectively.

  In September 1996, the Company obtained a revolving line of credit facility from a bank which bears interest at the bank's prime rate plus 0.5% (8.75% at September 30, 1998). The line of credit expired and all borrowings were payable in full on September 30, 1998. At September 30, 1998, there were no borrowings outstanding under the line of credit. In addition to this line of credit, the Company also entered into an equipment financing agreement in September 1996. Under this agreement, the bank agreed to provide up to $1,500,000 for the purchase of certain equipment (as defined by the agreement) through September 30, 1997. Ratable principal and interest payments are payable during the period July 1, 1997 through June 1, 2000, and bear interest at the bank's prime rate plus 1% (9.25% at September 30, 1998). At September 30,1998, both of these agreements require the Company to comply with certain financial covenants and are secured by all of the assets of the Company. As of September 30, 1998, the Company was in violation of such financial covenants and, accordingly, has classified all borrowings under this credit facility as short-term obligations. The bank notified the Company in November that the Company was in default under its line of credit facility and equipment financing agreement and requested that the Company provide cash collateral for the amount of equipment financing outstanding, and provide cash collateral for a $300,000 standby letter of credit issued by the bank. There were no borrowings outstanding under the revolving credit facility and $342,000 was outstanding under the equipment financing agreement at September 30, 1998. The Company will provide cash collateral for all amounts outstanding under the equipment financing agreement and for the $300,000 letter of credit. The bank has indicated that it will not renew or further extend the Company's revolving credit facility.

  To date, the Company has not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. Excess cash has been, and the Company contemplates that it will continue to be, invested in interest-bearing, investment grade securities.

  The Company experienced net losses of $67,490,000 and $21,329,000 in the year ended December 31, 1997 and the nine months ended September 30, 1998, respectively, and anticipates a net loss of $2,000,000 to $4,500,000 in the fourth quarter of 1998, which raise doubt about its ability to continue as a going concern after 1998. The Company anticipates that the net proceeds from the sale of common stock in its July 1997 initial public offering, together with cash generated from operations and existing cash balances will be adequate to finance its operations through 1998. Thereafter, the Company's cash flow requirements will depend on the results of future operations.

There can be no assurance that these expectations will be realized. After 1998, the Company's continued existence is dependent upon its ability to achieve a cash flow breakeven position and/or to obtain additional sources of financing. The Company implemented a restructuring plan on December 2, 1998 to further reduce its expenses which included the elimination of approximately 45 employees and related facilities costs. It is anticipated that this plan will result in a charge to earnings in the fourth quarter of 1998 of approximately $1.2 million. The Company is also exploring strategic initiatives to raise additional funds. There can be no assurance that the Company will achieve a cash flow breakeven position or that it will be able to raise additional funds through bank borrowings and/or debt and/or equity financings. Reductions in expenses or the sale of assets may not be adequate to bring the Company to a cash breakeven position. In addition, there can be no assurance that such actions will not have an adverse effect on the Company's ability to generate revenue or successfully implement any strategic alternatives under consideration. Failure to establish a cash flow breakeven position or raise additional funds through bank borrowings and/or equity and/or debt financings would advesely impact the Company's ability to continue as a going concern after 1998.

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


RECENTLY ISSUED ACCOUNTING STANDARDS

  In October 1997, the Accounting Standards Executive Committee ("AcSEC") of the AICPA issued SOP 97-2, "Software Revenue Recognition." SOP 97-2 provides guidance on the timing and amount of revenue recognition when licensing, selling, leasing or otherwise marketing computer software and became effective for transactions entered into by the Company beginning on January 1, 1998. Subsequently, in March 1998, AcSEC issued SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition." SOP 98-4 deferred certain provisions of SOP 97-2 pertaining to its requirements for what constitutes vendor-specific objective evidence ("VSOE") of the fair value of individual elements of a multiple-element arrangement for a one-year period. At the same time, AcSEC immediately began a project to further clarify the requirements surrounding VSOE. This project resulted in SOP 98-9, "Modification of SOP 97-2, `Software Revenue Recognition,' with Respect to Certain Transactions," which was cleared by the FASB in November 1998. In SOP 98-9, AcSEC decided to retain the limitations on what is considered VSOE of fair value in a software arrangement. Accordingly, the limitations on VSOE of fair value that were deferred by SOP 98-4 will be effective for transactions that are entered into in fiscal years beginning after March 15, 1999. However, SOP 98-9 provides a limited exception to the full deferral of revenue that the provisions of SOP 97-2 may require for arrangements in which the entity has a contracted price for the entire arrangement and VSOE of the fair value of each undelivered element exists. Formal issuance of SOP 98-9 is expected in December 1998.
Based upon its reading and interpretation of SOP 97-2, SOP 98-4 and SOP 98-9, the Company believes that its current revenue recognition policies and practices are materially consistent with the provisions of the guidance set forth in these pronouncements. Accordingly, the adoption of this guidance has not materially affected its financial position or results of operations and is not expected to have a material impact in future periods.

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

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company does not invest in derivative instruments or engage in hedging activities. As a result, SFAS No. 133 is not expected to have a material affect on its financial position or results of operations.

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

  In addition, actual results may differ materially from the results in forward looking statements that may be contained in this Quarterly Report on Form 10-Q as a result of the following factors:

    Failure to Achieve Cash Flow Breakeven/Strategic Initiatives. The Company's
    --------------------------------------------------------------
ability to achieve a cash flow breakeven position after 1998 will be critical for achieving financial stability. Reductions in expenses or the sale of assets may not be sufficient to bring the Company to a cash breakeven position. In addition, there can be no assurance that any actions taken to sell assets or reduce expenses will not have a material adverse impact on the Company's ability to generate revenue or successfully implement any strategic alternatives under consideration. Failure to establish a cash flow break even position or raise additional funds through bank borrowings and/or equity and/or debt financings would adversely impact the Company's ability to continue as a going concern after 1998.

  Financing. There can be no assurance that the Company will be able to
  ---------
successfully negotiate a borrowing arrangement with a bank or obtain additional funds through equity and/or debt financings. Failure to establish a cash flow break even position or raise additional funds through bank borrowings and/or equity and/or debt financings would adversely impact the Company's ability to continue as a going concern after 1998.

  National Market Listing. The Nasdaq Stock Market, Inc. has several
  -----------------------
requirements for listing on the Nasdaq National Market or the Nasdaq SmallCap Market. The Company has received correspondence from the Nasdaq National Market regarding the Company's inability to meet certain continued listing criteria for the Nasdaq National Market. The Company has requested and received a hearing to review its continued listing on the Nasdaq National Market. Failure to meet listing requirements may result in the Company being moved from the National Market to the SmallCap Market or being de-listed. There can be no assurance that the Company will not be de-listed.

  Revenue Risk. The Company's strategy to stem revenue decline is based on the
  ------------
transition from selling Year 2000 products and services to software maintenance outsourcing services. The sale of software maintenance outsourcing services typically involves a long sales cycle and competition from other vendors that have substantially greater financial, marketing and personnel resources than the Company. There can be no assurance that these new services will be accepted by customers and will generate revenues sufficient to offset continued decline in revenues from Year 2000 business.

  Litigation Risk. The future course of the  class action claims against the
  ---------------
Company described in footnote 2 to the unaudited consolidated financial statements above could have a material adverse impact on the Company's financial condition and results of operations in the period in which the litigation is resolved.

  Fluctuations in Quarterly Performance.  The Company's quarterly revenue,
  -------------------------------------
expenses and operating results have varied significantly in the past and are likely to vary significantly from quarter to quarter in the future. A significant portion of the Company's revenue in any quarter is typically derived from a limited number of large client transactions. In addition, the sales cycle associated with these transactions is lengthy and is subject to a number of uncertainties, including clients' budgetary constraints, the timing of clients' budget cycles and clients' internal approval processes. Accordingly, the timing of significant transactions is unpredictable and, as a result, the Company's revenue and results of operations for any particular period are subject to significant variability. The complexity of certain projects and the requirements of generally accepted accounting principles can also result in a deferral of revenue recognition, in whole or in part, on a particular contract during a quarter, even though the contract has been executed or payment has actually been received by the Company. Quarterly fluctuations may also result from other factors such as new product and service introductions or announcements of new products and services by the Company's competitors, changes in the Company's or its competitors' pricing policies, changes in the mix of distribution channels through which the Company's products and services are sold, the timing and nature of sales and marketing expenses, changes in operating expenses, the financial stability of major clients, changes in the demand for software maintenance products and services, foreign currency exchange rates and general economic conditions.


YEAR 2000 ISSUE

  The Year 2000 issue relates to computer programs and systems that recognize dates using two-digit year data rather than four-digit year data. As a result, such programs and systems may fail or provide incorrect information when using dates after December 31, 1999. If the Year 2000 issue were to disrupt the Company's internal information technology systems, or the information technology systems of entities with whom the Company has significant commercial relationships, the Company's business and financial condition could be materially adversely affected.

  The Year 2000 issue is relevant to three areas of the Company's business: (1) the Company's products and services, (2) the Company's internal computer systems and (3) the computer systems of significant suppliers or customers of the Company. Each such area is addressed below.

  1. The Company's Products. In some cases, the Company warrants to its clients that its software will be year 2000 compliant generally subject to certain limitations or conditions. The Company also provides solutions consisting of products and services to address the year 2000 problem involving key aspects of a client's computer systems. A failure in a client's system or failure of the Company's software to be year 2000 compliant would result in substantial damages and therefore have a material adverse effect on the Company's business, financial condition and results of operations. The Company does not intend to adopt a formal Year 2000 compliance program for its existing products, however, it will use commercially reasonable efforts to make new products Year 2000 compliant. However, there can be no assurance that these future efforts will be successful.

2. Internal Systems. The Company's internal computer programs and operating systems relate to certain segments of the Company's business, including customer database management, marketing, order processing, order fulfillment, inventory management, customer service, accounting and financial reporting. These programs and systems consist primarily of:

      . Business Systems. These systems automate and manage business functions such as customer database management, marketing, order-taking and order-processing, inventory management, customer service, accounting and financial reporting,

      . Personal Computers and Networks. These systems are used for word processing, document management and other similar administrative functions, and

      . Telecommunications Systems. These systems provide telephone, voicemail, e-mail, Internet and intranet connectivity, and enable the Company to manage overall internal and external communications.

      The Company's business systems are licensed from an outside vendor and the Company expects that these business systems installed in 1997 will be Year 2000 compliant through upgrades and maintenance. Other internal systems consist of widely available office applications and application suites for word-processing, voicemail and other office-related functions. The Company maintains current versions of all such key applications and all are, or are expected to be, Year 2000 compliant. Accordingly, the Company does not intend to adopt a formal Year 2000 compliance program for these systems. However, there can be no assurance that these internal systems will be Year 2000 compliant.

3. Third-Party Systems. The computer programs and operating systems used by entities with whom the Company has commercial relationships pose potential problems relating to the Year 2000 issue, which may affect the Company's operations in a variety of ways. These risks are more difficult to assess than those posed by internal programs and systems, and the Company has not yet begun the process of formulating a plan for assessing them. The Company believes that the programs and operating systems used by entities with whom it has commercial relationships generally fall into two categories: (A) First, the Company relies upon programs and systems used by providers of basic services necessary to enable the Company to reach, communicate and transact business with its suppliers and customers. Examples of such providers include the United States Postal Service, overnight delivery services, telephone companies, other utility companies and banks. Services provided by such entities affects almost all facets of the Company's operations. However, these third-party dependencies are not specific to the Company's business, and disruptions in their availability would likely have a negative impact on most enterprises within the software and services industry and on many enterprises outside the software and services industry. The Company believes that all of the most reasonably likely worst-case scenarios involving disruptions to its operations stemming from the Year 2000 issue relate to programs and systems in this first category. (B) Second, the Company relies upon third parties for certain software code or programs that are embedded in, or work with, its products. The Company believes that the functionality of its products would not be materially adversely affected by a failure of such third-party software to be Year 2000 compliant.

There can be no assurance that the Company may not experience unanticipated expenses or be otherwise adversely impacted by a failure of third-party systems or software to be Year 2000 compliant. The most reasonably likely worst-case scenarios may include: (i) corruption of data contained in the Company's internal information systems, (ii) hardware failure, and (iii) failure of infrastructure services provided by utilities and/or government. The Company intends to include an evaluation of such scenarios in its plan for assessing the programs and systems of the entities with whom it has commercial relationships.

The Company expects to complete the formulation of its plan for assessing its internal programs and systems and the programs and systems of the entities with whom it has commercial relationships by the end of the first quarter of fiscal 1999 and the identification of related risks and uncertainties by the end of the second quarter of fiscal 1999. Once such identification has been completed, the Company intends to resolve any material risks and uncertainties that are identified by communicating further with the relevant vendors and providers, by working internally to identify alternative sourcing and by formulating contingency plans to deal with such material risks and uncertainties. To date, however, the Company has not formulated such a contingency plan. The Company expects the resolution of such material risks and uncertainties to be an ongoing process until all key year 2000 problems are satisfactorily resolved. The Company does not currently anticipate that the total cost of any Year 2000 remediation efforts that may be needed will be material.

EURO-CURRENCY ISSUE

  The participating member countries of the European Union have agreed to adopt the Euro as the common legal currency on January 1, 1999. On that same date they will establish the fixed conversion rates between their existing sovereign currencies and the Euro. The Company has begun to assess the potential impact on the Company that may result from the Euro conversion. At this early state of its assessment, the Company cannot yet predict the impact of the Euro conversion. However, the Company does not expect the Euro conversion to have a material impact on financial results because the Company does not have a significant number of transactions within the European market.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Not applicable.


                         PART II.    OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

  The Company and certain of its officers and directors have been named as defendants in purported class action lawsuits filed in the United States District Court for the District of Massachusetts by Robert Downey on April 1, 1998, by Scott Cohen on April 7, 1998, by Timothy Bonnett on April 9, 1998, by Peter Lindsay on April 17, 1998, by Harry Teague on April 21, 1998, by Jesse Wijntjes on April 29, 1998, by H. Vance Johnson and H. Vance Johnson as Trustee for the I.O.R.D. Profit-Sharing Plan on May 6, 1998, by John B. Howard, M.D. on May 21, 1998 and by Helen Lee on May 28, 1998 (collectively, the
"complaints"). The Downey complaint alleges a class period of October 22, 1997 to March 27, 1998. The Cohen, Bonnett, Wijntjes and Lee complaints allege a class period of January 27, 1998 to March 27, 1998. The Lindsay, Teague and Johnson complaints allege a class period of January 28, 1998 to March 27, 1998. The Howard complaint alleges a class period of July 3, 1997 to March 27, 1998. The complaints principally allege that the defendants violated federal securities laws by making false and misleading statements and by failing to disclose material information concerning the Company's December 1997 acquisition of substantially all of the assets and assumption of certain liabilities of the Millennium Dynamics, Inc. business from American Premier Underwriters, Inc., thereby allegedly causing the value of the Company's common stock to be artificially inflated during the purported class periods. In addition, the Howard complaint alleges violation of federal securities laws as a result of the Company's purported failure to disclose material information in connection with the Company's initial public offering on July 2, 1997, and also names Montgomery Securities, Inc., Wessels, Arnold & Henderson, and H.C. Wainwright & Co., Inc. as defendants. The complaints further allege that certain officers and/or directors of the Company sold stock in the open market during the class periods and seek unspecified damages. On or about June 1, 1998, all of the named plaintiffs and additional purported class members filed a motion for the appointment of several of those individuals as lead plaintiffs, for approval of lead and liaison plaintiffs' counsel and for consolidation of the actions. The Court granted the motion on June 18, 1998. Although the Company believes that it and the other defendants have meritorious defenses to the claims made in the complaints and intends to contest the lawsuits vigorously, an adverse resolution of the lawsuits could have a material adverse effect on the Company's financial condition and results of operations in the period in which the litigation is resolved. The Company is not able to reasonably estimate potential losses, if any, related to the complaints.


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

  The Company is furnishing the following information with respect to the use of proceeds from its initial public offering of common stock, $0.01 par value per share on July 2, 1997:

     (1) The effective date of the registration statement of the offering and the commission file number were July 1, 1997 and 333-27087, respectively.

     (4)(vii) From July 1, 1997 to September 30, 1998, $500,000 of the offering proceeds were used to repay certain indebtedness under a secured subordinated note, $30,000,000 were paid to APU in connection with the MDI acquisition and $ 4,364,000 were used to fund the Company's operations. The balance of the offering proceeds ($5,800,000) was invested in commercial paper, corporate bonds and money market accounts.

  Except for the $30,000,000 paid to APU which, as a result of the MDI acquisition, owns 10% or more of the Company's common stock, payment of the offering proceeds were to persons other than directors, officers, general partners of the Company or their associates, persons owning 10% or more of the equity securities of the Company or affiliates of the Company.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

    Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

ITEM 5.   OTHER INFORMATION

    Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits:

  Documents listed below, except for documents identified by footnotes, are being filed as exhibits herewith. Documents identified by footnotes, if any, are not being filed herewith and, pursuant to Rule 12b-32 of the General Rules and Regulations promulgated by the Commission under the Securities Exchange Act of 1934 (the ''Exchange Act'') reference is made to such documents as previously filed as exhibits with the Commission. The Company's file number under the Exchange Act is 000-22647.

Exhibit 10.1. Employment Agreement dated August 13, 1998 between the Company and John Giordano.
Exhibit 10.2. Share Purchase Agreement dated July 20, 1998 between the Company and Persist S.A.
Exhibit 11.     Statement re computation of per share earnings

Exhibit 27.     Financial Data Schedule

  (b) Reports on Form 8-K


  A Current Report on Form 8-K dated August 17, 1998 was filed by the Company on August 28, 1998 to announce under Item 5 (Other Events) the resignation of Douglas A. Catalano as President and Chief Executive Officer of the Company and the promotion of Allen K. Deary, the Company's Vice President and Chief Financial Officer to President and Chief Executive Officer. The Company also announced that Mr. Catalano would remain on the Company's Board of Directors and that Mr. Deary would remain acting Chief Financial Officer of the Company until a successor was named.

  A Current Report on Form 8-K dated September 23, 1998 was filed by the Company on September 28, 1998 to announce the Company's preliminary results for the quarter ended September 30, 1998. The Company reported under Item 5 (Other Events) that total revenue in the 1998 third quarter was expected to be between $4.2 million and $7.7 million and that it expected a net loss for the quarter (excluding any restructuring charge) of between $8.2 and $4.7 million.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: December 14, 1998


                                  Peritus Software Services, Inc.


                                  By:  /s/   John D. Giordano
                                     ------------------------------------------
                                     John D. Giordano
                                     Vice President, Finance and Chief Financial
                                     Officer (Principal Financial Officer)

Exhibit No.                                  Description
-----------                                  -----------


Exhibit 10.1. Employment Agreement dated August 13, 1998 between the Company and John Giordano.

Exhibit 10.2. Share Purchase Agreement dated July 20, 1998 between the Company and Persist S.A.

Exhibit 11.     Statement recomputation of per share earnings

Exhibit 27.     Financial Data Schedule