Form 10-K/A
period 1997-12-31
PERITUS SOFTWARE SERVICES INC
filed 1999-01-05
CIK 1011632

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               ----------------
                        AMENDMENT NO. 2 ON FORM 10-K/A

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  FOR THE TRANSITION PERIOD FROM       TO
                                 -----    -----

                       COMMISSION FILE NUMBER 000-22647

                               ----------------
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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                 NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS  ON WHICH REGISTERED
             -------------------  -------------------
  Not applicable                    Not applicable

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         COMMON STOCK, $0.01 PAR VALUE
                               (TITLE OF CLASS)

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  As of March 19, 1998, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $162,793,651. As of that date, there were 16,085,325 shares outstanding of the registrant's common stock, $0.01 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Parts of the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company held June 10, 1998, which were filed with the Securities and Exchange commission not later than 120 days after December 31, 1997, are incorporated by reference into Part III of this Annual Report on Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         PERITUS SOFTWARE SERVICES INC.

                                   FORM 10-K

                                 ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                                                  PAGE
                                                                                                  ----
                                                  PART I
Item 1.   Business...............................................................................   3
Item 3.   Legal Proceedings......................................................................  17
                                                  PART II
Item 6.   Selected Consolidated Financial Data...................................................  18
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations..  19
Item 8.   Financial Statements and Supplementary Data ...........................................  39
                                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K........................  68
SIGNATURES......................................................................................   71

  Peritus is a registered trademark, Automate:2000 is a registered service mark and AutoEnhancer is a trademark of Peritus Software Services, Inc. Vantage YR2000 is a trademark of Millennium Dynamics, Inc.

  The Registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 1997, as amended, by replacing Item 1. Business, Item
6. Selected Consolidated Financial Data, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Item 8. Financial Statements and Supplementary Data, Exhibit 11. Computation of Net Income
(Loss) per share and Unaudited Pro Forma Net Income (Loss) per share, Exhibit 23 Consent of PricewaterhouseCoopers LLP and Exhibit 27.1 Financial Data
Schedule in their entirety as follows.

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

  On December 1, 1997, Twoquay, Inc. ("Twoquay"), a wholly owned subsidiary of the Company, acquired substantially all of the assets and assumed certain liabilities of the business of Millennium Dynamics, Inc. ("MDI") from American Premier Underwriters, Inc. ("APU") in exchange for 2,175,000 shares of Registrant's common stock, $.01 par value per share, and $30 million in cash. The number of shares issued to APU was determined in accordance with the terms of the Asset Purchase Agreement by and among the Company and Twoquay and APU and MDI dated October 22, 1997 (the "Purchase Agreement") based on the Average Share Price (as defined therein) for the five trading days beginning on the second day immediately preceding the date thereof and ending on the second trading day immediately following the date thereof. Neither the Company nor Twoquay had any material relationship with either APU or MDI prior to execution of the Purchase Agreement. The cash portion of the purchase price was paid for from the proceeds of the Company's initial public offering which closed on July 8, 1997. The shares of common stock issued to APU at the closing are entitled to certain registration rights as set forth in a Registration Rights Agreement dated as of December 1, 1997 by and among the Company and APU. Twoquay changed its name to MDI after the closing of the acquisition. MDI's primary product, Vantage YR2000, is a software toolset utilized for computer program analysis. The software was designed and developed to automate the year 2000 conversion process.

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

  Establish Leadership in Software Evolution Technology. The Company intends to continue to develop its core technologies by enhancing its Peritus Intermediate Language and related technologies in the areas of mass change, business rules extraction, verification, testing and code analysis. At March 31, 1998, the Company was developing specific versions of its Mass Change Engine to address mass change market opportunities in addition to the year 2000 problem.

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

  Develop Multiple Distribution Channels. The Company currently markets its products through a combination of direct and indirect channels. The Company believes that indirect channels are an important part of its distribution strategy and plans to continue to develop these channels. At March 31, 1998, the Company had agreements with over 30 value added integrators and distributors that license its AutoEnhancer/2000 and its Vantage YR2000 software. At March 31, 1998, the Company's value added integrators operated on a worldwide basis, and its distributors were located in the United States, Canada, Europe and Japan.

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

  Pursue Strategic Opportunities. Although the Company's growth through March 31, 1998 had occurred principally through internally developed products and services and the MDI acquisition, the Company is pursuing additional strategic alliances with value added integrators to enhance the scope of the products and services offered to end users. In addition, the Company believes that the opportunity exists to expand its products and services through the acquisition of complementary businesses and technologies. Although at March 31, 1998, the Company has no commitments or agreements with respect to any such acquisition, management intends to analyze potential acquisitions and to pursue those opportunities that complement or supplement its business strategy.

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

  Other Computer-Based Tools. The Company's software maintenance tools have been specifically designed to address the needs of the software maintenance practitioner and are used primarily by the Company's outsourcing teams. The Company anticipates that certain of its tools may be released as commercial products in the future. At March 31, 1998, the Company's computer-based tools included:

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

PRODUCTS AND SERVICES

  The Company provides solutions consisting of products and services that are designed to deliver increased productivity through tools, processes, skilled professionals and methodologies. The Company initially provides clients with process and methodology before introducing its products and technologies, thus laying the foundation for the successful use of the Company's products. At March 31, 1998 the Company's product offering included its AutoEnhancer/2000 and Vantage YR2000 software, and its service offerings included software maintenance outsourcing, technology transfer and insourcing services.

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

  The following table highlights the various steps in which the AutoEnhancer/2000 software addresses the correction phase of a year 2000 renovation:

                          AUTOENHANCER/2000 SOFTWARE

    FUNCTION            FEATURES                          BENEFITS
    --------            --------                          --------
 Segmentation   . Load source code into    . EBCDIC to ASCII encoded accurately
                  program                    and recoverably
                . Perform pre-renovation   . Strict source code control
                  compile                    environment established
                . Establish source code    . Source code completeness verified
                  boundary
                . Identify print and       . Source code compliability validated
                  display outputs
                . Perform dataset name     . Data synonyms established
                  unification
 Identification . Convert source code      . Logic of code unraveled for
                  into PIL                   automated analysis
 .              . Perform record name      . Record synonyms established
                  unification
                . Select bridging          . Bridging strategies specified
                  strategies
                . Find the date-           . Date-sensitive variables and
                  sensitive items            constants identified
                  through propagation
                . Resolve ambiguous        . Procedure-division uses of date-
                  conditions                 sensitive items identified
                                           . Accuracy and completeness of
                                             identification verified
                                             identification
 Correction     . Create and apply         . Source code corrected
                  correction
                  transactions
                . Facilitate               . Redefines realigned
                  identification
                  completeness using
                  Adaptive Seed
                  Generator
                . Create and apply         . All identified uses of date-
                  harmonization              sensitive items corrected
                  transactions
                . Resolve correction
                  warnings
 Bridge         . Generate bridge          . Interoperability of renovated and
                  programs by building       unrenovated code established
                  wrappers, filters and
                  converters
 Adaptation     . Identify Job Control     . Date-sensitive JCL identified and
                  Language (JCL) date-       corrections suggested
                  sensitive issues
                . Identify record size
                  changes
                . Create JCL correction
                  plan
 Verification   . Reconcile planned and    . Intended and actual changes
                  implemented                reconciled
                  corrections
                . Perform post-            . Verification to ensure that changes
                  renovation compile and     do not impact compiler results
                  compare to pre-
                  renovation compile
                  results
 Packaging      . Package renovated        . Source code returned to facilitate
                  source code and            replacement and testing
                  generated source code
                  and for return to
                  client

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

  The Vantage YR2000 tools are available as a suite of products or as individual components depending on the needs of each customer. The Company provides the toolset and the necessary support and technical training for clients that wish to control their own conversion project or for those clients that may use outside consultants for their conversion project. At March 31, 1998, the Vantage YR2000 toolset included products for the IBM mainframe and AS/400 platforms.

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

 Indirect Sales

  At March 31, 1998, the Company had agreements with over 30 value added integrators and distributors. The Company's value added integrators include large systems integrators, IT consulting organizations and other providers of IT services and solutions that use the Company's AutoEnhancer/2000 and/or Vantage YR2000 software to perform year 2000 renovation projects for their clients. The Company regularly offers sales training to its value added integrators. At March 31, 1998 the Company's distributors were located in the United States, Canada, Europe and Japan and were authorized by Peritus to sublicense the Company's products and/or services to end users or system integrators or distributors their respective territories.

 Marketing

  The Company's marketing organization works closely with product management and the sales organization in the development of Company marketing literature, market research to assist in strategic planning and tactical decision making, trade show programs and exhibit planning, advertising and public relations support. In 1997, the Company began "Powered by Peritus," a new marketing and advertising campaign. It comprises several programs, including a direct mail initiative aimed at potential year 2000 end-user licensees, new channel candidates and outsourcing prospects. In 1998, the Company began to launch its marketing campaigns covering its combined year 2000 renovation and outsourcing service offering and combined Auto Enhancer/2000 and Vantage YR 2000 product offering. In 1998, the Company also conducted an advertising campaign for its year 2000 and other products and services.

CLIENTS

  The Company offers its products and services to end users in a number of industries. Below is a partial list of the Company's clients at March 31, 1998 from industries including insurance, financial services, telecommunications, transportation, utilities and manufacturing.

Advanced Micro Devices, Inc.           Metropolitan Life Insurance Company
Bell Communications Research, Inc.     ("Met Life")
Bull HN Information Systems Inc.       MicroAge Computer Center, Inc.
 ("Bull")                              Microcom, Inc.
Computervision Corporation             Bell Atlantic
 ("Computervision")                    Prudential Life Insurance
BankBoston Corporation
Lucent Technologies
Merrill Lynch, Pierce, Fenner & Smith
 Incorporated ("Merrill Lynch")

  To date, the Company's revenue has been dependent on a few major clients, including Bull, Stratus Computer, Inc. ("Stratus"), Computervision, Met Life, IBM Global Services ("IBM") and Merrill Lynch. During 1997, Bull, Merrill Lynch and Met Life represented approximately 8.4%, 6.7% and 6.7% of the Company's total revenues, respectively. During 1996, Bull, Merrill Lynch and Stratus represented approximately 29.0%, 14.6% and 12.1% of the Company's total revenue, respectively. During 1995, Bull, Stratus and Computervision represented approximately 50.3%, 12.9% and 11.0% of the Company's total revenue, respectively. During 1994, Bull and Computervision represented approximately 51.7% and 29.3% of the Company's total revenue, respectively. In addition, the Company's ten largest clients represented approximately 63.8%, 77.9% and 90.5% and of the Company's total revenue in the years ended December 31, 1997, 1996 and 1995, respectively.

  The Company has entered into agreements to provide software consulting services and software maintenance services with each of Computervision, Stratus and Bull. These agreements expire, subject to extension, on December 31, 2000, June 6, 1998 and December 31, 1999, respectively. The agreement with Stratus has not been extended.

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

RESEARCH AND PRODUCT DEVELOPMENT

  The Company believes that its future success depends in large part on its ability to maintain and enhance its current product line, develop new products, maintain technological competitiveness and meet an expanding range of client requirements. The Company plans to continue to enhance its products and develop or acquire new products, including the development of new versions of its mass change software and the commercialization of its internally used outsourcing tools and methodologies. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of research and development expenses incurred from 1995 through 1997.

  The Company had research and development facilities in Lisle, Illinois, Cincinnati, Ohio and Nashua, NH as well as at the Company's Billerica, Massachusetts headquarters in 1998. In January 1997, the Company began research and development activities in Bangalore, India.

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

  The Company has filed six patent applications with the United States Patent and Trademark Office pertaining to technologies, processes and methodologies used by the Company's software. One of these patents has been granted and there can be no assurance that a patent will be issued pursuant to any other of these applications or that, if granted, such patent would survive a legal challenge to its validity or provide meaningful or significant protection to the Company. Some competitors of the Company have announced the filing with the United States Patent and Trademark Office of patent applications relating to fixing and assessing the year 2000 problem. The Company expects that the risk of infringement claims against the Company might increase because its competitors might successfully obtain patents for software products and processes or because as the number of competitors providing software and software related services addressing year 2000 problem increases, new and overlapping processes and methodologies used in such services will become more pervasive, increasing the likelihood of infringement.

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

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

  The selected consolidated financial data set forth below as of December 31, 1997 and 1996, and for the three years ended December 31, 1997, are derived from the Company's Consolidated Financial Statements, which appear elsewhere in this Annual Report and which have been audited by PricewaterhouseCoopers LLP, independent accountants. The selected financial data set forth below as of December 31, 1995 and 1994 and for the year ended December 31, 1994 are derived from the Company's audited financial statements, which are not included in this Annual Report. The selected financial data as of and for the year ended December 31, 1993 is derived from the Company's unaudited financial statements, which are not included in this Annual Report. In the opinion of management, the unaudited financial statements have been prepared on a basis consistent with the Consolidated Financial Statements which appear elsewhere in this Annual Report and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the financial position and results of operations for this unaudited period. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements, including the Notes thereto, included elsewhere in this Annual Report.

                                             YEAR ENDED DECEMBER 31,
                                      ------------------------------------------
                                       1997*     1996     1995     1994    1993
                                      --------  -------  -------  ------  ------
                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenue:
 Outsourcing services...............  $ 11,447  $10,190  $16,400  $7,130  $1,798
 License............................    21,255    6,526      --      --      --
 Other services.....................     7,007    2,519    2,105     742     433
                                      --------  -------  -------  ------  ------
   Total revenue(1).................  $ 39,709   19,235   18,505   7,872   2,231
                                      --------  -------  -------  ------  ------
Cost of revenue:
 Cost of outsourcing services.......     9,536    8,488    9,602   4,700     841
 Cost of license....................       690      162      --      --      --
 Cost of other services.............     5,357    2,931    2,421     319     306
                                      --------  -------  -------  ------  ------
   Total cost of revenue............    15,583   11,581   12,023   5,019   1,147
                                      --------  -------  -------  ------  ------
Gross profit........................    24,126    7,654    6,482   2,853   1,084
                                      --------  -------  -------  ------  ------
OPERATING EXPENSES:
Sales and marketing.................     8,864    3,116    2,129     366     265
Research and development............     8,324    6,033    1,703     560     196
General and administrative..........     4,312    3,249    2,357   1,283     428
Write-off of acquired in-process
 research and development...........    70,800      --       --      --      --
                                      --------  -------  -------  ------  ------
   Total operating expenses.........    92,300   12,398    6,189   2,209     889
                                      --------  -------  -------  ------  ------
Income (loss) from operations.......   (68,174)  (4,744)     293     644     195
Interest income (expense), net......       948     (296)    (203)    (63)    --
                                      --------  -------  -------  ------  ------
Income (loss) before income taxes,
 minority interest and equity in
 loss of less than majority-owned
 company............................   (67,226)  (5,040)      90     581     195
Provision (benefit) for estimated
 income taxes.......................       260     (143)      (8)    179       7
                                      --------  -------  -------  ------  ------
Income (loss) before minority
 interest and equity in loss of less
 than majority-owned company........   (67,486)  (4,897)      98     402     188
Minority interest in consolidated
 subsidiary.........................         4       24       43     --      --
Equity in loss of less than
 majority-owned company.............       --       --       --       97     --
                                      --------  -------  -------  ------  ------
Net income (loss)...................  $(67,490) $(4,921) $    55  $  305  $  188
                                      ========  =======  =======  ======  ======
Net income (loss) per share:(2)
 Basic..............................  $  (7.03) $ (1.02) $  0.01  $ 0.06  $ 0.04
                                      ========  =======  =======  ======  ======
 Diluted............................  $  (7.03) $ (1.02) $  0.01  $ 0.05  $ 0.03
                                      ========  =======  =======  ======  ======
Weighted average shares
 outstanding:(2)
 Basic..............................     9,708    5,876    5,078   4,950   4,866
                                      ========  =======  =======  ======  ======
 Diluted............................     9,708    5,876    6,456   5,873   5,673
                                      ========  =======  =======  ======  ======
Pro forma basic and diluted net loss
 per share (unaudited)..............  $  (5.83) $ (0.67)
                                      ========  =======
Pro forma basic and diluted average
 shares outstanding (unaudited).....    11,574    7,394
                                      ========  =======

                                                DECEMBER 31,
                                   ------------------------------------------
                                    1997*     1996     1995    1994    1993
                                   -------  --------  ------  ------  -------
                                               (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents......... $11,340   $ 7,388  $  264  $  339  $     2
Short-term investments............   3,000       --      --      --       --
Working capital...................  20,931     8,218   2,218   1,267      338
Total assets......................  39,870    17,725   7,179   2,924    1,075
Long-term debt, net of current
 portion..........................     413     1,538   1,792     777      491
Redeemable stock..................     --     12,287     --      --       --
Stockholders' equity (deficit)....  30,005    (3,302)  1,802     867      498

--------
 * Restated--See Note 16 to Consolidated Financial Statements

(1) Revenue (in thousands) from related parties in the years ended December 31, 1997, 1996, 1995, 1994 and 1993 was $4,478, $6,443, $10,114, $4,317
    and $824, respectively. See the Company's Consolidated Financial
    Statements.

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

                                    FOR THE YEARS ENDED DECEMBER 31,
                            ---------------------------------------------------
                                     1997*                      1996
                            -------------------------  ------------------------
                            AS REPORTED    PRO FORMA   AS REPORTED   PRO FORMA
                            ------------  -----------  -----------  -----------
                                          (UNAUDITED)               (UNAUDITED)
Revenues................... $ 39,709,000  $50,633,000  $19,235,000  $22,348,000
Net loss...................  (67,490,000)  (2,879,000)  (4,921,000)  (5,689,000)
Net loss per share:
  Basic....................      $ (7.03)     $ (0.21)     $ (1.02)     $ (0.59)
  Diluted..................      $ (7.03)     $ (0.21)     $ (1.02)     $ (0.59)

--------
* Restated--See Note 16 to the Consolidated Financial Statements

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  Peritus was founded in 1991 to address the growing market for managing and maintaining the installed base of software in organizations. The Company focused its efforts on the delivery of software maintenance outsourcing services until 1995, when it began to devote significant resources to the development of software tools addressing the problems associated with mass changes to application systems and their associated databases, particularly the year 2000 problem. In 1996, the Company began licensing its AutoEnhancer/2000 software, which was designed to address the year 2000 problem, to value added integrators and directly to end users. In 1996, the Company expanded its research and development efforts through the acquisition of Vista, a developer of computer-aided engineering software. During the year ended December 31, 1997, the Company expanded its product offering by releasing an enhanced version of the AutoEnhancer/2000 software which enables a client to perform logic correction only changes with regard to year 2000 renovations.

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

  Effective December 1, 1997, Twoquay, Inc., a wholly owned subsidiary of the Company, acquired substantially all of the assets and assumed certain liabilities of the business of MDI from APU in exchange for $30 million in cash and 2,175,000 unregistered shares of the Company's common stock. Pursuant to a Registration Rights Agreement between the Company and APU, the Company agreed to file a Registration Statement on Form S-3 covering up to all of the common shares issued in the MDI acquisition by July 6, 1998 and to use its best efforts to cause such Registration Statement to become effective prior to August 1, 1998. The Company also granted APU certain incidental rights to register up to 500,000 of the shares of common stock prior to July 6, 1998 in the event of a secondary offering of the Company's common stock. Under the terms of the Registration Rights Agreement, APU also agreed that up to 837,500 of the shares of common stock issued by the Company would be subject to restrictions on sale through December 31, 1998. In determining the purchase price for accounting purposes, the shares of common stock issued by the Company in connection with this transaction have been assigned a value of $47.3 million based on the average closing sale price of the Company's common stock during the six trading days beginning on the second trading day immediately preceding the completion and public announcement of the terms of the acquisition on October 22, 1997, less a discount of approximately 13% primarily reflecting the illiquid nature of the unregistered shares of common stock issued by the Company in connection with this transaction as discussed above. Twoquay changed its name to MDI after the closing of the acquisition. As the result of the MDI acquisition, the results of operations and cash flows are included in the results of the Company from the date of acquisition.

 Restatement of 1997 Results of Operations

  During a review of the Company's 1998 third quarter financial results performed by Peritus' management, the Audit Committee of the Company's Board of Directors and the Company's independent auditor, PricewaterhouseCoopers LLP, the Company determined that the Company's results of operations for the year ended December 31, 1997 required restatement. The restatement involved $571,000 of license revenue and $21,000 of associated maintenance revenue originally recorded in the fourth quarter of 1997. The Company has determined that the software involved was not shipped until 1998. The Company encountered collection difficulties with the customer during 1998. Despite entering into a settlement agreement with the customer in the second quarter of 1998, the Company concluded in the third quarter of 1998 that it would be unable to realize the amounts recorded. Accordingly, the Company has restated its 1997 results to remove the $592,000 of revenue involved and has not recorded this revenue in any subsequent period.

  In the opinion of management, all adjustments necessary to revise the 1997 financial statements have been recorded. Below is a summary of the results of operations for the year ended December 31, 1997 (in thousands, except per share-related data):

                                                                     YEAR ENDED
                                                                    DECEMBER 31,
                                                                        1997
                                                                    ------------
   As previously reported:
     Revenues......................................................   $ 40,301
     Loss from operations..........................................    (67,582)
     Net loss......................................................    (66,910)
     Basic and diluted net loss per share..........................   $  (6.97)
   As restated:
     Revenue.......................................................   $ 39,709
     Loss from operations..........................................    (68,174)
     Net loss......................................................    (67,490)
     Basic and diluted net loss per share..........................   $  (7.03)

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

 Client Concentration

  For the year ended December 31, 1997, no single customer accounted for more than 10% of the Company's total revenue. However, during 1996, revenue from three clients accounted for 29.0%, 14.6% and 12.1% of the Company's total revenue. During 1995, revenue from three clients accounted for 50.3%, 12.9% and 11.0% of the Company's total revenue. The largest client in both 1996 and 1995 was a related party of the Company. See Note 9 of Notes to the Company's Consolidated Financial Statements. The Company's ten largest clients in the year ended December 31, 1997, 1996 and 1995 accounted for approximately 63.8%, 77.9% and 90.5% of the Company's total revenue, respectively. The Company anticipates that this concentration of clients as a percentage of the Company's total revenue will diminish in the future but that the Company will continue to depend to a significant extent upon revenue from a small number of clients. In 1997, approximately fifty percent, and, in 1996 and 1995 substantially all, of the Company's international revenue has been attributable to revenue generated by Persist.

RESULTS OF OPERATIONS

  The following table sets forth for the periods indicated the percentage of total revenue of certain line items included in the Company's consolidated statement of operations:

                                                            YEAR ENDED
                                                           DECEMBER 31,
                                                        ----------------------
                                                        1997*    1996    1995
                                                        ------   -----   -----
Revenue:
  Outsourcing services................................    28.8%   53.0%   88.6%
  License.............................................    53.5    33.9     --
  Other services......................................    17.7    13.1    11.4
                                                        ------   -----   -----
    Total revenue(1)..................................   100.0   100.0   100.0
                                                        ------   -----   -----
Cost of revenue:
  Cost of outsourcing services........................    24.0    44.1    51.9
  Cost of license.....................................     1.7     0.8     --
  Cost of other services..............................    13.5    15.3    13.1
                                                        ------   -----   -----
    Total cost of revenue.............................    39.2    60.2    65.0
                                                        ------   -----   -----
Gross profit..........................................    60.8    39.8    35.0
                                                        ------   -----   -----
Operating expenses:
  Sales and marketing.................................    22.3    16.2    11.5
  Research and development............................    21.0    31.4     9.2
  General and administrative..........................    10.9    16.9    12.7
  Write-off of acquired in-process research and
   development........................................   178.3     --      --
                                                        ------   -----   -----
    Total operating expenses..........................   232.5    64.5    33.4
                                                        ------   -----   -----
Income (loss) from operations.........................  (171.7)  (24.7)    1.6
Interest income (expense), net........................     2.4    (1.5)   (1.1)
                                                        ------   -----   -----
Income (loss) before income taxes and minority
 interest in consolidated subsidiary..................  (169.3)  (26.2)    0.5
Provision (benefit) for estimated income taxes........     0.7    (0.7)    --
                                                        ------   -----   -----
Income (loss) before minority interest in consolidated
 subsidiary...........................................  (170.0)  (25.5)    0.5
Minority interest in consolidated subsidiary..........     --     (0.1)   (0.2)
                                                        ------   -----   -----
    Net income (loss).................................  (170.0)% (25.6)%   0.3%
                                                        ======   =====   =====

--------
*  Restated--See Note 16 to the Consolidated Financial Statements.

(1) Revenue from related parties in the years ended December 31, 1997, 1996 and 1995 represented 11.3%, 33.5% and 54.7% of total revenue, respectively.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

 Revenue

  Total revenue increased 106.4% to $39,709,000 in the year ended December 31, 1997 from $19,235,000 in the year ended December 31, 1996. This increase in revenue was primarily due to an increase in the licensing of the Company's Auto Enhancer/2000 software and revenue attributable to Vantage YR2000 products as well as from increases in other services revenue and, to a lesser extent, outsourcing services revenue. International revenue increased 130.8% to $4,154,000 in 1997 from $1,800,000 in 1996. Persist generated 46.3% of the
Company's international revenue in 1997 and substantially all of the Company's international revenue in 1996.

  Outsourcing Services. Outsourcing services revenue increased 12.3% to $11,447,000 in the year ended December 31, 1997 from $10,190,000 in the year ended December 31, 1996. As a percentage of total revenue, outsourcing services revenue decreased to 28.8% in the year ended December 31, 1997 from 53.0% in the year ended December 31, 1996. The increase in outsourcing services revenue in absolute dollars was primarily attributable to the addition of two new outsourcing contracts in late 1996 and one in 1997 and was partially offset by the recognition of lesser amounts of revenue under the percentage-of-completion method on existing outsourcing contracts that were in their later phases during 1997. The decrease in outsourcing services revenue as a percentage of total revenue reflects the increased contribution of license revenue to total revenue during the year ended December 31, 1997 when compared to the prior year. Outsourcing services remain a major component of the solutions offered by the Company, and the Company anticipates that such services will continue to account for a significant portion of total revenue for the foreseeable future.

  License. License revenue was $21,255,000 in the year ended December 31, 1997, or 53.5% of total revenue, compared to $6,526,000, or 33.9% of total revenue, in the year ended December 31, 1996. The increase in license revenue for 1997 was primarily attributable to the delivery of licensed software to additional end users and to increased license fees from value added integrators.

  Other Services. Other services revenue increased 178.2% to $7,007,000 in the year ended December 31, 1997 from $2,519,000 in the year ended December 31, 1996. As a percentage of total revenue, other services revenue was 17.7% in the year ended December 31, 1997 and 13.1% in the year ended December 31, 1996. The increase in other services revenue in absolute dollars was primarily attributable to an increase in consulting, training and client support services relating to the Company's year 2000 products and services.

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

  Cost of Other Services Revenue. Cost of other services revenue consists primarily of salaries, benefits and related overhead costs associated with delivering other services to clients. Cost of other services revenue increased 82.8% to $5,357,000 in the year ended December 31, 1997 from $2,931,000 in the year ended December 31, 1996. Cost of other services revenue as a percentage of other services revenue decreased to 76.5% in the year ended December 31, 1997 from 116.4% in the year ended December 31, 1996. Costs exceeded revenues in the year ended December 31, 1996 primarily as a result of expected overruns on one significant pilot engagement, which subsequently became a significant product license in 1997. Costs increased in absolute dollars in the year ended December 31, 1997 due to additional staffing in the Company's client support, training and consulting organizations related to additional customers for the Company's year 2000 products and services.

 Operating Expenses

  Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and related overhead costs for sales and marketing personnel; sales referral fees to third parties; advertising programs; and other promotional activities. Sales and marketing expenses increased 184.5% to $8,864,000 in the year ended December 31, 1997 from $3,116,000 in the year ended December 31, 1996. As a percentage of total revenue, sales and marketing expenses increased to 22.3% in the year ended December 31, 1997 from 16.2% in the year ended December 31, 1996. The increase in expenses in absolute dollars and as a percentage of revenue was primarily attributable to increased staffing, commissions, including an increase in sales referral fees to third parties, and promotional activities in conjunction with the launch of the Company's AutoEnhancer/2000 software in late 1996 and throughout 1997.

  Research and Development. Research and development expenses consist primarily of salaries, benefits and related overhead costs for engineering and technical personnel and outside engineering consulting services associated with developing new products and enhancing existing products. Research and development expenses increased 38.0% to $8,324,000 in the year ended December 31, 1997 from $6,033,000 in the year ended December 31, 1996. As a percentage of total revenue, research and development expenses decreased to 21.0% in the year ended December 31, 1997 from 31.4% in the year ended December 31, 1996. The increase in research and development expenses in absolute dollars was primarily attributable to increased staffing for the product development efforts for the Company's year 2000 products and services and mass change technologies, including an increase in staffing effected through new hires and internal transfers.

  General and Administrative. General and administrative expenses consist primarily of salaries and related costs for the finance and accounting, human resources, legal services, information systems and other administrative departments of the Company, as well as legal and accounting expenses and the amortization of intangible assets associated with the Vista acquisition. General and administrative expenses increased 32.7% to $4,312,000 in the year ended December 31, 1997 from $3,249,000 in the year ended December 31, 1996. As a percentage of total revenue, general and administrative expenses decreased to 10.9% in the year ended December 31, 1997 from 16.9% in the year ended December 31, 1996. The increase in general and administrative expenses in absolute dollars was primarily due to additions to the Company's administrative staff to support growth, higher professional fees and increases in other general corporate expenses as well as increased costs associated with being a publicly traded company.

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

  During 1998, the Company received and responded to a comment letter related to the Company's Form 10-K for the year ended December 31, 1997 from the Securities and Exchange Commission ("SEC") regarding, among other things, the Company's accounting for this in-progress research and development. A response to the Company's letter has not yet been received from the SEC. Although the Company believes it has properly accounted for the item, a different conclusion would require further restatement of the Company's results beginning with the fourth quarter of 1997.

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

  Provision for Income Taxes. The Company's income tax provision (benefit) was $260,000 and ($143,000) in 1997 and 1996, respectively. The Company's effective tax rate for 1997 was significantly impacted by the write-off of the acquired in-process research and development which is not immediately deductible by the Company and for which a deferred tax asset valuation allowance was provided. Accordingly, the Company did not realize a tax benefit in 1997 as a result of its net loss. The provision was the result of an increase in taxable income and international taxes, which was substantially offset by the Company's expected utilization in 1997 of previously generated net operating loss carryforwards.

  The Company had net deferred tax assets of $24,072,000 and $2,178,000 at December 31, 1997 and 1996, respectively. The Company has provided a valuation allowance for the full amount of the net deferred tax assets, since the realization of these future benefits was not sufficiently assured. If the Company achieves profitability, these deferred tax assets may be available to offset future income tax liabilities and expense.

  Minority Interest in Consolidated Subsidiary. The minority interest in consolidated subsidiary represents the equity interest in the operating results of Persist, the Company's majority-owned Spanish subsidiary, held by stockholders of Persist other than the Company. The minority interest in consolidated subsidiary decreased to a loss of $4,000 in the year ended December 31, 1997 from a loss of $24,000 in the year ended December 31, 1996. This change was the result of the increased profitability of Persist. At December 31,1997 and 1996, the Company held a 63.0% equity interest in Persist.

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

LIQUIDITY AND CAPITAL RESOURCES

  The Company has financed its operations and capital expenditures primarily with the proceeds from sales of the Company's convertible preferred stock and common stock, borrowings, advance payments for services from clients and internally generated cash flows. The Company's cash balances were $11,340,000 and $7,388,000 at December 31, 1997 and 1996, respectively.
The Company's working capital was $20,931,000 and $8,218,000, at December 31, 1997 and 1996, respectively. On July 8, 1997, the Company closed an initial public offering of 4,025,000 shares (2,800,000 of which were offered by the Company and the balance by selling stockholders) of common stock at a price of $16.00 per share. The net proceeds to the Company from the offering after deducting offering expenses were $40,664,000. The Company used such proceeds for repayment of certain existing indebtedness and the MDI acquisition, and plans to use the remaining proceeds for research and development, working capital and general corporate purposes.

  The Company's operating activities provided cash of $226,000 and used cash of $2,342,000 during the years ended December 31, 1997 and 1996, respectively. The Company's generation of cash during the year ended December 31, 1997 was primarily caused by net income of $3,310,000 (excluding the non-cash write-off of acquired in process research and development of $70,800,000) plus non-cash depreciation and amortization expense of $1,327,000, a decrease in unbilled license revenue from related parties of $1,400,000 and an increase in accrued expenses and other liabilities of $885,000. These increases were partially offset by an increase in accounts receivable of $6,193,000.

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

  The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. However, the Company experienced net losses in the year ended December 31, 1997 and the nine months ended September 30, 1998 and anticipates a net loss in the fourth quarter of 1998, which raise doubt about its ability to continue as a going concern after 1998. The Company believes that it has sufficient cash to finance its operations through 1998. Thereafter, the Company's cash flow requirements will depend on the results of future operations. There can be no assurance that these expectations will be realized. After 1998, the Company's continued existence is dependent upon its ability to achieve a cash flow breakeven position and/or to obtain additional sources of financing. The Company implemented a restructuring plan on December 2, 1998 to further reduce its expenses which included the elimination of approximately 45 employees and related facilities costs. The Company is also exploring strategic initiatives to raise additional funds. In addition, the Nasdaq Stock Market, Inc. has several requirements for listing on the Nasdaq National Market or the Nasdaq SmallCap Market. Failure to meet listing requirements may result in the Company being moved from the National Market to the SmallCap market or being delisted. There can be no assurance that the Company will not be de-listed.

  The Company's bank has indicated that it will not renew or further extend its revolving line of credit facility and demanded that cash collateral be provided for all amounts outstanding under its equipment financing agreement with the Company since the Company was in default of certain financial and operating covenants thereunder. There are no amounts outstanding under the revolving credit facility and the Company has provided cash collateral for all amounts outstanding under the equipment financing agreement and for a $300,000 standby letter of credit issued by the bank. There can be no assurance that the Company will achieve a cash flow breakeven position or that it will be able to raise additional funds through bank borrowings and/or debt and/or equity financings.

  Reductions in expenses on the sale of assets may no be adequate to bring the Company to a cash breakeven position. In addition, there can be no assurance that such actions will not have an adverse affect on the Company's ability to generate revenue of successfully implement any strategic alternatives under consideration. Failure to establish a cash flow breakeven position or raise additional funds through bank borrowings and/or equity and/or debt financing would adversely impact the Company's ability to continue as a going concern after 1999.

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

  In some cases, the Company warrants to its clients that its software will be year 2000 compliant generally subject to certain limitations or conditions. The Company also provides solutions consisting of products and services to address the year 2000 problem involving key aspects of a client's computer systems. A failure in a client's system or failure of the Company's software to be year 2000 compliant would result in substantial damages and therefore may have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results--Potential for Contract Liability" and "Software Errors or Bugs."

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

 Integration of Acquisitions

  In December 1997, the Company acquired certain assets and assumed certain liabilities of the MDI business from APU and in January 1996, the Company acquired Vista, a developer of computer-aided engineering software. Although the Company has no existing commitments or agreements regarding any acquisitions, it may in the future seek acquisitions of businesses, products and technologies that are complementary to those of the Company. There can be no assurance that the Company will ultimately effect any such acquisition, or that the Company will be able to integrate successfully into its operations any business that it may acquire. The process of integrating an acquired company's business into the Company's operations may result in ongoing and extraordinary operating difficulties and expenditures, may absorb significant management attention that would otherwise be available for the ongoing development of the Company's business and may result in charges to operating results. In addition, future acquisitions by the Company could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. Acquisitions also involve other risks, including entering markets in which the Company has limited or no direct prior experience and the potential loss of key employees. There can be no assurance that a given acquisition, whether or not consummated, would not have a material adverse effect on the Company's business, financial condition and results of operations.

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

  At March 31, 1998, the Company had filed six patent applications with the United States Patent and Trademark Office (the "PTO") pertaining to technologies, processes and methodologies with respect to the Company's software. One of these patents has been granted and there can be no assurance that a patent will be issued pursuant to any other of these applications or that, if granted, such patent would survive a legal challenge to its validity or provide meaningful or significant protection to the Company. Some competitors of the Company have announced the filing with the PTO of patent applications relating to fixing and assessing the year 2000 problem. The Company expects that the risk of infringement claims against the Company might increase because its competitors might successfully obtain patents for software products and processes or because new and overlapping processes and methodologies used in such services will become more pervasive, increasing the likelihood of infringement. There can be no assurance that third parties will not assert infringement claims against the Company in the future, that the assertion of such claims will not result in litigation or that the Company would prevail in such litigation or be able to obtain a license for the use of any infringed intellectual property from a third party on commercially reasonable terms, if at all. Furthermore, litigation, regardless of its outcome, could result in substantial cost to the Company and divert management's attention from the Company's operations. Any infringement claim or litigation against the Company could, therefore, have a material adverse effect on the Company's business, financial condition and results of operations.

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

 Risks Associated with International Operations

  At March 31, 1998, the Company had subsidiaries in Spain and India and distributors in Canada, Europe and Japan, and intends to expand its international sales activities as part of its business strategy. In 1997, about fifty percent, and in 1996 and 1995 substantially all, of the Company's international revenue has been attributable to revenue generated by the Company's majority-owned Spanish subsidiary, Persist. S.A. In order to expand international sales, the Company must establish additional foreign operations, hire additional personnel and establish relationships with additional value added integrators and distributors. This will require significant management attention and financial resources and could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, there can be no assurance that the Company will be able to address international market demand for the Company's products and services. The Company's international sales are primarily denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies could make the Company's products more expensive and, therefore, potentially less competitive in those markets. In addition, the Company's international business may be subject to a variety of risks, including difficulties in collecting international accounts receivable or obtaining U.S. export licenses, potentially longer payment cycles, increased costs associated with maintaining international marketing efforts, the introduction of non-tariff barriers and higher duty rates and difficulties in enforcement of contractual obligations and intellectual property rights. There can be no assurance that such factors will not have a material adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition or results of operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        PERITUS SOFTWARE SERVICES, INC.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements:
  Report of Independent Accountants........................................  40
  Consolidated Balance Sheet as of December 31, 1997 and 1996..............  41
  Consolidated Statement of Operations for the three years ended December
   31, 1997................................................................  42
  Consolidated Statement of Changes in Stockholders' Equity for the three years ended December 31, 1997...........................................  43
  Consolidated Statement of Cash Flows for the three years ended December
   31, 1997................................................................  45
  Notes to Consolidated Financial Statements...............................  47
Financial Statement Schedule:
  For the three years ended December 31, 1997
    II. Valuation and Qualifying Accounts..................................  67

  All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Peritus Software Services, Inc.

  In our opinion, the consolidated financial statements listed in the accompanying index, after the restatement described in Note 16, present fairly, in all material respects, the financial position of Peritus Software Services, Inc. and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

  As described in Note 16, the Company's continued existence after 1998 is dependent upon its ability to achieve a cash flow breakeven position and/or to obtain additional sources of financing.

PricewaterhouseCoopers LLP

Boston, Massachusetts
January 27, 1998, except as to Note 16,
 which is as of December 2, 1998

                        PERITUS SOFTWARE SERVICES, INC.

                           CONSOLIDATED BALANCE SHEET
                   (IN THOUSANDS, EXCEPT SHARE-RELATED DATA)

                                                               DECEMBER 31,
                                                             -----------------
                                                              1997*     1996
                                                             --------  -------
                           ASSETS
                           ------
Current assets:
 Cash and cash equivalents.................................. $ 11,340  $ 7,388
 Short-term investments.....................................    3,000      --
 Accounts receivable, net of allowance for doubtful
  accounts of $95 and $30, respectively and including
  amounts receivable from related parties of $289 and $260,
  respectively..............................................   12,627    4,163
 Costs and estimated earnings in excess of billings on
  uncompleted contracts, including amounts on uncompleted
  contracts with related parties of $250 and $562,
  respectively..............................................    2,547    2,195
 Unbilled license revenue from related parties..............      --     1,400
 Prepaid expenses and other current assets..................      710      119
                                                             --------  -------
   Total current assets.....................................   30,224   15,265
 Property and equipment, net................................    3,859    1,970
 Intangible and other assets, net...........................    5,787      490
                                                             --------  -------
                                                             $ 39,870  $17,725
                                                             ========  =======
   LIABILITIES, REDEEMABLE STOCK AND STOCKHOLDERS' EQUITY
                         (DEFICIT)
   ------------------------------------------------------
Current liabilities:
 Current portion of capital lease obligations............... $     51  $    74
 Current portion of long-term debt..........................      292      225
 Accounts payable...........................................    1,650      497
 Billings in excess of costs and estimated earnings on
  uncompleted contracts.....................................      976      902
 Deferred revenue...........................................    2,818    3,262
 Other accrued expenses and current liabilities.............    3,506    2,087
                                                             --------  -------
   Total current liabilities................................    9,293    7,047
Capital lease obligations...................................      144      201
Long-term debt..............................................      269    1,337
                                                             --------  -------
   Total liabilities........................................    9,706    8,585
                                                             --------  -------
Minority interest in consolidated subsidiary................      159      155
                                                             --------  -------
Commitments (Note 15).......................................      --       --
                                                             --------  -------
Redeemable convertible preferred stock, no par value:
 Series A--0 shares authorized, issued and outstanding at
  December 31, 1997; 1,903,525 shares authorized, issued
  and outstanding at issuance cost plus accretion and
  accrued dividends (liquidation preference $7,281) at
  December 31, 1996.........................................      --     5,912
 Series B--0 shares authorized, issued and outstanding at
  December 31, 1997; 1,818,182 shares authorized, issued
  and outstanding at issuance cost plus accretion and
  accrued dividends (liquidation preference $6,000) at
  December 31, 1996.........................................      --     6,107
 Redeemable common stock right..............................      --       268
                                                             --------  -------
                                                                  --    12,287
                                                             --------  -------
Stockholders' equity (deficit):
 Class A common stock, no par value; 0 and 13,295,000
  shares authorized at December 31, 1997 and 1996,
  respectively; 0 and 6,033,614 shares issued and
  outstanding, at December 31, 1997 and 1996,
  respectively..............................................      --     2,207
 Class B non-voting common stock, no par value; 0 and
  275,000 shares authorized at December 31, 1997 and 1996,
  respectively; 0 and 101,196 shares issued and outstanding
  at December 31, 1997 and 1996, respectively...............      --       164
 Common stock, $.01 par value; 50,000,000 shares
  authorized; 15,361,800 and 0 shares issued and
  outstanding at December 31, 1997 and 1996, respectively...      154      --
Additional paid-in capital..................................  103,808      --
Accumulated deficit.........................................  (73,815)  (5,593)
Note receivable from stockholder............................      (58)     (58)
Cumulative translation adjustment...........................      (84)     (22)
                                                             --------  -------
   Total stockholders' equity (deficit).....................   30,005   (3,302)
                                                             --------  -------
                                                             $ 39,870  $17,725
                                                             ========  =======

--------
*Restated--See Note 16

  The accompanying notes are an integral part of these consolidated financial statements.

                        PERITUS SOFTWARE SERVICES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                 (IN THOUSANDS, EXCEPT PER SHARE-RELATED DATA)

                                                    YEAR ENDED DECEMBER 31,
                                                   ---------------------------
                                                    1997*      1996     1995
                                                   --------  --------  -------
Revenue:
 Outsourcing services, including $4,478, $4,943
  and $10,114 from related parties,
  respectively.................................... $ 11,447  $ 10,190  $16,400
 License, including $0, $1,500 and $0 from
  related parties, respectively...................   21,255     6,526      --
 Other services...................................    7,007     2,519    2,105
                                                   --------  --------  -------
   Total revenue..................................   39,709    19,235   18,505
                                                   --------  --------  -------
Cost of revenue:
 Cost of outsourcing services, including $2,467,
  $1,984 and $3,318 from related parties,
  respectively....................................    9,536     8,488    9,602
 Cost of license..................................      690       162      --
 Cost of other services...........................    5,357     2,931    2,421
                                                   --------  --------  -------
   Total cost of revenue..........................   15,583    11,581   12,023
                                                   --------  --------  -------
Gross profit......................................   24,126     7,654    6,482
                                                   --------  --------  -------
Operating expenses:
 Sales and marketing..............................    8,864     3,116    2,129
 Research and development.........................    8,324     6,033    1,703
 General and administrative.......................    4,312     3,249    2,357
 Write off of acquired in-process research and
  development.....................................   70,800       --       --
                                                   --------  --------  -------
   Total operating expenses.......................   92,300    12,398    6,189
                                                   --------  --------  -------
   Income (loss) from operations..................  (68,174)   (4,744)     293
Interest income...................................    1,163        48       18
Interest expense..................................     (215)     (344)    (221)
                                                   --------  --------  -------
 Income (loss) before income taxes and minority
  interest in consolidated subsidiary.............  (67,226)   (5,040)      90
Provision (benefit) for estimated income taxes....      260      (143)      (8)
                                                   --------  --------  -------
 Income (loss) before minority interest in
  consolidated subsidiary.........................  (67,486)   (4,897)      98
Minority interest in consolidated subsidiary......        4        24       43
                                                   --------  --------  -------
 Net income (loss)................................  (67,490)   (4,921)      55
Accrual of dividends on Series A and B preferred
 stock............................................      675       689      --
Accretion to redemption value of redeemable
 stock............................................       57       413      --
                                                   --------  --------  -------
Net income (loss) available to common
 stockholders..................................... $(68,222) $ (6,023) $    55
                                                   ========  ========  =======
Net income (loss) per share:
 Basic............................................ $  (7.03) $  (1.02) $  0.01
                                                   ========  ========  =======
 Diluted.......................................... $  (7.03) $  (1.02) $  0.01
                                                   ========  ========  =======
Weighted average shares outstanding:
 Basic............................................    9,708     5,876    5,078
                                                   ========  ========  =======
 Diluted..........................................    9,708     5,876    6,456
                                                   ========  ========  =======
Pro forma basic and diluted net loss per share
 (unaudited)...................................... $  (5.83) $  (0.67)
                                                   ========  ========
Pro forma basic and diluted average shares
 outstanding (unaudited)..........................   11,574     7,394
                                                   ========  ========

--------
*Restated--See Note 16




  The accompanying notes are an integral part of these consolidated financial statements.

                        PERITUS SOFTWARE SERVICES, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   (IN THOUSANDS, EXCEPT SHARE-RELATED DATA)

                                                  CLASS A            CLASS B
                    COMMON STOCK                COMMON STOCK       COMMON STOCK
                  ---------------- ADDITIONAL -----------------  ----------------                       RECEIVABLE  CUMULATIVE
                   NUMBER           PAID-IN    NUMBER             NUMBER           ACCUMULATED TREASURY    FROM     TRANSLATION
                  OF SHARES AMOUNT  CAPITAL   OF SHARES  AMOUNT  OF SHARES AMOUNT    DEFICIT    STOCK   STOCKHOLDER ADJUSTMENT
                  --------- ------ ---------- ---------  ------  --------- ------  ----------- -------- ----------- -----------
Balance,
December 31,
1994............     --     $  --    $  --    5,011,325  $  492       --   $ --      $   375    $ --       $ --        $ --
Purchase of
95,537 shares of
Class A common
stock for
treasury........                                                                                 (153)
Issuance of
common stock....                                                    4,375      7
Sale of common
stock pursuant
to employee
stock purchase
plan............                                                   95,537    153
Purchase of 625
shares of Class
B common stock
for treasury....                                                                                   (1)
Effect of
accelerating
vesting of
certain common
stock options...                                             36
Issuance of
common stock
warrants........                                             76
Sale of common
stock pursuant
to stock
agreement.......                                512,500     758
Sale of common
stock pursuant
to exercise of
stock options...                                  1,250    (146)                                  150
Net income......                                                                          55
                     ---    ------   ------   ---------  ------   -------  -----     -------    -----      -----       -----
Balance,
December 31,
1995............     --        --       --    5,525,075   1,216    99,912    160         430       (4)       --          --
Purchase of
189,588 shares
of Class A
common stock for
treasury........                                                                                 (531)
Issuance of
common stock....                                431,515   1,027                                   201
Exercise of
employee stock
options,
including
related
receivable from
stockholder.....                                 36,250      58                                              (58)
Effect of
accelerating
vesting of
certain common
stock options...                                            118
Sale of common
stock pursuant
to exercise of
stock options...                                158,587     118     1,909      5                    3
Retirement of
treasury stock..                               (117,813)   (330)     (625)    (1)                 331
Accrual of
cumulative
dividends on
redeemable
convertible
preferred stock
and accretion to
redemption value
on redeemable
stock...........                                                                      (1,102)
Cumulative
translation
adjustment......                                                                                                         (22)
Net loss........                                                                      (4,921)
                     ---    ------   ------   ---------  ------   -------  -----     -------    -----      -----       -----
Balance,
December 31,
1996............     --     $  --    $  --    6,033,614  $2,207   101,196  $ 164     $(5,593)   $ --       $ (58)      $ (22)
                      TOTAL
                  STOCKHOLDER'S
                     EQUITY
                    (DEFICIT)
                  -------------
Balance,
December 31,
1994............     $   867
Purchase of
95,537 shares of
Class A common
stock for
treasury........        (153)
Issuance of
common stock....           7
Sale of common
stock pursuant
to employee
stock purchase
plan............         153
Purchase of 625
shares of Class
B common stock
for treasury....          (1)
Effect of
accelerating
vesting of
certain common
stock options...          36
Issuance of
common stock
warrants........          76
Sale of common
stock pursuant
to stock
agreement.......         758
Sale of common
stock pursuant
to exercise of
stock options...           4
Net income......          55
                  -------------
Balance,
December 31,
1995............       1,802
Purchase of
189,588 shares
of Class A
common stock for
treasury........        (531)
Issuance of
common stock....       1,228
Exercise of
employee stock
options,
including
related
receivable from
stockholder.....         --
Effect of
accelerating
vesting of
certain common
stock options...         118
Sale of common
stock pursuant
to exercise of
stock options...         126
Retirement of
treasury stock..         --
Accrual of
cumulative
dividends on
redeemable
convertible
preferred stock
and accretion to
redemption value
on redeemable
stock...........      (1,102)
Cumulative
translation
adjustment......         (22)
Net loss........      (4,921)
                  -------------
Balance,
December 31,
1996............     $(3,302)

                        PERITUS SOFTWARE SERVICES, INC.

                   (IN THOUSANDS, EXCEPT SHARE-RELATED DATA)

                                                    CLASS A             CLASS B
                    COMMON STOCK                  COMMON STOCK        COMMON STOCK
                  ----------------- ADDITIONAL -------------------  -----------------                        RECEIVABLE
                  NUMBER OF          PAID-IN   NUMBER OF             NUMBER            ACCUMULATED  TREASURY    FROM
                    SHARES   AMOUNT  CAPITAL     SHARES    AMOUNT   OF SHARES  AMOUNT    DEFICIT     STOCK   STOCKHOLDER
                  ---------- ------ ---------- ----------  -------  ---------  ------  -----------  -------- -----------
Sale of common
stock pursuant
to exercise of
stock options...      52,002  $  1   $     51     165,781  $    23             $ --     $    --       $ --     $  --
Accrual of
cumulative
dividends on
redeemable
convertible
preferred stock
and accretion to
redemption value
on redeemable
stock...........                                                                            (732)
Termination of
stock purchase
right...........                          326
Conversion of
Class A and
Class B common
stock to common
stock...........   6,300,591    63      2,331  (6,199,395)  (2,230) (101,196)   (164)
Conversion of
Series A and
Series B
redeemable
convertible
preferred stock
to common
stock...........   3,721,707    37     12,657
Sale of common
stock in
connection with
initial public
offering, net of
issuance costs..   2,800,000    28     40,636
Cumulative
translation
adjustment......
Sale of common
stock pursuant
to exercise of
warrants........     312,500     3        497
Issuance of
common stock in
connection with
acquisition of
Millennium
Dynamics, Inc.
 ................   2,175,000    22     47,310
Net loss........                                                                         (67,490)*
                  ----------  ----   --------  ----------  -------  --------   -----    --------        ----   ------
Balance,
December 31,
1997............  15,361,800  $154   $103,808         --   $   --        --    $ --     $(73,815)*    $--      $  (58)
                  ==========  ====   ========  ==========  =======  ========   =====    ========      ====     ======
                                  TOTAL
                  CUMULATIVE  STOCKHOLDER'S
                  TRANSLATION    EQUITY
                  ADJUSTMENT    (DEFICIT)
                  ----------- -------------
Sale of common
stock pursuant
to exercise of
stock options...    $  --       $     75
Accrual of
cumulative
dividends on
redeemable
convertible
preferred stock
and accretion to
redemption value
on redeemable
stock...........                    (732)
Termination of
stock purchase
right...........                     326
Conversion of
Class A and
Class B common
stock to common
stock...........                     --
Conversion of
Series A and
Series B
redeemable
convertible
preferred stock
to common
stock...........                  12,694
Sale of common
stock in
connection with
initial public
offering, net of
issuance costs..                  40,664
Cumulative
translation
adjustment......       (62)          (62)
Sale of common
stock pursuant
to exercise of
warrants........                     500
Issuance of
common stock in
connection with
acquisition of
Millennium
Dynamics, Inc.
 ................                  47,332
Net loss........                 (67,490)*
                  ----------- -------------
Balance,
December 31,
1997............    $  (84)     $ 30,005 *
                  =========== =============

-----
 * Restated--See Note 16

  The accompanying notes are an integral part of these consolidated financial statements.

                        PERITUS SOFTWARE SERVICES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   (IN THOUSANDS, EXCEPT SHARE-RELATED DATA)

                                                           YEAR ENDED DECEMBER 31,
                                                           --------------------------
     INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       1997*     1996     1995
     ------------------------------------------------      --------  -------  -------
Cash flows from operating activities:
  Net income (loss)....................................... $(67,490) $(4,921) $    55
  Adjustments to reconcile net income (loss) to net cash
   provided by (used for) operating activities:
    Non-cash sale of services and other non-cash
     expenses.............................................      --       --        12
    Depreciation and amortization.........................    1,327      854      443
    Minority interest in consolidated subsidiary..........        4       24       43
    Write off of acquired in process research and
     development..........................................   70,800      --       --
    Non-cash employee compensation........................      --       118       83
    Changes in assets and liabilities, net of effects from
     acquisitions:
      Accounts receivable.................................   (6,193)  (1,690)  (1,354)
      Costs and estimated earnings in excess of billings
       on uncompleted contracts...........................       (9)     501   (1,635)
      Unbilled license revenue from related parties.......    1,400   (1,400)     --
      Prepaid expenses and other current assets...........     (438)     177     (218)
      Accounts payable....................................      495     (222)     226
      Billings in excess of costs and estimated earnings
       on uncompleted contracts...........................       74      192      509
      Deferred revenue....................................     (629)   3,262      --
      Other accrued expenses and current liabilities......      885      949      732
      Deferred income taxes...............................      --      (186)       7
                                                           --------  -------  -------
        Net cash provided by (used for) operating
         activities.......................................      226   (2,342)  (1,097)
                                                           --------  -------  -------
Cash flows from investing activities:
  Purchase of short-term investments......................   (3,000)     --       --
  Cash paid for acquisition of businesses, and related
   costs, net of cash acquired............................  (31,350)     174      (43)
  Partial sale of investment in consolidated subsidiary...      --         8      --
  Purchases of property and equipment.....................   (2,018)  (1,240)    (824)
  Acquisition of patents..................................      --        (1)    (105)
                                                           --------  -------  -------
        Net cash used for investing activities............  (36,368)  (1,059)    (972)
                                                           ========  =======  =======

--------
* Restated--See Note 16.

  The accompanying notes are an integral part of these consolidated financial statements.

                        PERITUS SOFTWARE SERVICES, INC.

                   (IN THOUSANDS, EXCEPT SHARE-RELATED DATA)

                                                       YEAR ENDED DECEMBER
                                                               31,
                                                      ------------------------
                                                       1997*    1996     1995
                                                      -------  -------  ------
Cash flows from financing activities:
  Proceeds from (principal payments on) line of
   credit borrowings, net............................ $   --   $  (440) $  550
  Proceeds from long-term debt.......................     200      450   1,000
  Principal payments on long-term debt...............  (1,201)    (686)   (198)
  Principal payments on capital lease obligations....     (80)    (107)   (110)
  Proceeds from exercise of stock options............      75      126       4
  Proceeds from sale of common stock pursuant to
   purchase agreement................................     --       --      746
  Proceeds from sale of redeemable convertible
   preferred stock and redeemable common stock.......     --    11,184     --
  Proceeds from sale of common stock.................  40,664      500     156
  Proceeds from sale of subsidiary common stock......     --        59     --
  Proceeds from exercise of common stock warrants....     500      --      --
  Treasury stock acquired............................     --      (531)   (154)
                                                      -------  -------  ------
        Net cash provided by financing activities....  40,158   10,555   1,994
                                                      -------  -------  ------
Effects of exchange rates on cash and cash
 equivalents.........................................     (64)     (30)    --
                                                      -------  -------  ------
Net increase (decrease) in cash and cash
 equivalents.........................................   3,952    7,124     (75)
Cash and cash equivalents, beginning of year.........   7,388      264     339
                                                      -------  -------  ------
Cash and cash equivalents, end of year............... $11,340  $ 7,388  $  264
                                                      =======  =======  ======
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
  Cash paid for income taxes......................... $   115  $   --   $   31
  Cash paid for interest.............................     215      327     227

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

--------
* Restated--See Note 16.


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

  In February 1998, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 98, which supersedes SAB No. 83 upon a company's adoption of SFAS No. 128, and includes new guidance with respect to historical and pro forma earnings per share computations in an initial public offering. Pursuant to SAB No. 98, nominal issuances of common stock during the period from January 1, 1995 through July 1, 1997 (the effective date of the Company's initial public offering) would be included in computing basic net income per share as if outstanding for all periods presented. In computing diluted net income per share for such periods, nominal issuances of common stock and potential common stock would be included as if outstanding for all

                        PERITUS SOFTWARE SERVICES, INC.

periods presented. During the period from January 1, 1995 through July 2, 1997, the Company did not issue any common stock or potential common stock which would be considered nominal pursuant to SAB No. 98.

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

                                                   YEAR ENDED DECEMBER 31,
                                                ------------------------------
                                                   1997      1996      1995
                                                ---------- --------- ---------
Diluted weighted average shares outstanding:
  Attributable to common stock outstanding.....  9,708,000 5,876,000 5,078,000
  Attributable to common stock options and
   warrants....................................        --        --  1,378,000
                                                ---------- --------- ---------
                                                 9,708,000 5,876,000 6,456,000
                                                ========== ========= =========
Unaudited pro forma basic and diluted weighted
 average shares outstanding:
  Attributable to common stock outstanding.....  9,708,000 5,876,000
  Attributable to redeemable convertible
   preferred stock.............................  1,866,000 1,518,000
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

                        PERITUS SOFTWARE SERVICES, INC.

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

                        PERITUS SOFTWARE SERVICES, INC.

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

                                   FOR THE YEARS ENDED DECEMBER 31,
                           ---------------------------------------------------
                                    1997*                      1996
                           -------------------------  ------------------------
                           AS REPORTED    PRO FORMA   AS REPORTED   PRO FORMA
                           ------------  -----------  -----------  -----------
                                         (UNAUDITED)               (UNAUDITED)
   Revenues............... $ 39,709,000  $50,633,000  $19,235,000  $22,348,000
   Net loss...............  (67,490,000)  (2,879,000)  (4,921,000)  (5,689,000)
   Net loss per share:
     Basic................ $      (7.03) $     (0.21) $     (1.02) $     (0.59)
     Diluted.............. $      (7.03) $     (0.21) $     (1.02) $     (0.59)

--------
* Restated--See Note 16.

 Persist

  At December 31, 1994, the Company owned a 40% voting interest in Persist, S.A. ("Persist"), a Spanish corporation which provides software maintenance services, and used the equity method to account for the investment. In 1995, the Company made additional investments in Persist in the form of cash of $11,000 and forgiveness by the Company of accounts receivable owed by Persist of $180,000, of which $123,000 related to 1995 billings and $57,000 related to 1994 billings. Consequently, the Company's ownership was increased to approximately 69%, resulting in a change in financial reporting from the equity method to consolidation beginning January 1, 1995. As a result of equity transactions during 1996 and 1997, the Company's ownership was reduced to approximately 63%.

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

                        PERITUS SOFTWARE SERVICES, INC.

4. PROPERTY AND EQUIPMENT

  Property and equipment consist of the following:

                                             ESTIMATED       DECEMBER 31,
                                            USEFUL LIVES ---------------------
                                              (YEARS)       1997       1996
                                            ------------ ---------- ----------
Equipment..................................     3-7      $4,235,000 $2,406,000
Furniture and fixtures.....................     5-7       1,876,000    787,000
Leasehold improvements.....................       5         260,000    149,000
                                                         ---------- ----------
                                                          6,371,000  3,342,000
Less: Accumulated depreciation and
 amortization..............................               2,512,000  1,372,000
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

 Maturities

  The future aggregate annual principal payments on long-term debt as of December 31, 1997 for each of the years ended December 31 are as follows:

       1998..........................................................  $292,000
       1999..........................................................   236,000
       2000..........................................................    33,000
                                                                      ---------
                                                                      $ 561,000
                                                                      =========

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

                        PERITUS SOFTWARE SERVICES, INC.

10. INCOME TAXES

  The components of income (loss) before income taxes are as follows:

                                            YEAR ENDED DECEMBER 31,
                                      ----------------------------------------
                                          1997*           1996         1995
                                      -------------   ------------   ---------
   Domestic.......................... $ (67,323,000)  $ (5,141,000)  $ (45,000)
   Foreign...........................        97,000        101,000     135,000
                                      -------------   ------------   ---------
                                      $ (67,226,000)  $ (5,040,000)  $  90,000
                                      =============   ============   =========

--------
* Restated--See Note 16.

  The provision (benefit) for estimated income taxes consists of the following:

                                               YEAR ENDED DECEMBER 31,
                                          -----------------------------------
                                             1997*         1996        1995
                                          ------------  -----------  --------
     Current:
       Federal........................... $    150,000  $       --   $(14,000)
       State.............................       53,000          --     (1,000)
       Foreign...........................       57,000       43,000       --
                                          ------------  -----------  --------
                                               260,000       43,000   (15,000)
     Deferred:
       Federal...........................  (18,538,000)  (1,798,000)    3,000
       State.............................   (3,356,000)    (435,000)    4,000
                                          ------------  -----------  --------
                                           (21,894,000)  (2,233,000)    7,000
     Deferred tax asset valuation
      allowance..........................   21,894,000    2,047,000       --
                                          ------------  -----------  --------
                                                   --      (186,000)    7,000
                                          ------------  -----------  --------
                                          $    260,000  $  (143,000) $ (8,000)
                                          ============  ===========  ========

--------
* Restated--See Note 16.

  No current federal or state income taxes were payable in the years ended December 31, 1996 and 1995 as a result of losses incurred.

                        PERITUS SOFTWARE SERVICES, INC.

  The components of deferred tax assets and liabilities follow:

                                                      DECEMBER 31,
                                                ----------------------------
                                                    1997            1996
                                                -------------    -----------
   Deferred tax assets:
     In-process research and development....... $  22,903,000 *  $       --
     Net operating loss carryforwards..........       752,000 *    2,641,000
     Tax credit carryforwards..................       867,000        531,000
     Deferred revenue..........................       161,000        238,000
     Nondeductible accrued expenses............       102,000         64,000
     Unexercised stock options.................        45,000         56,000
     Other.....................................        14,000         11,000
                                                -------------    -----------
   Gross deferred tax assets...................    24,844,000 *    3,541,000
                                                -------------    -----------
   Deferred tax liabilities:
     Estimated earnings on uncompleted
      contracts................................      (722,000)    (1,317,000)
     Capitalized research and development
      costs, net...............................       (50,000)       (46,000)
                                                -------------    -----------
     Gross deferred tax liabilities............      (772,000)    (1,363,000)
                                                -------------    -----------
   Net deferred tax (liabilities) assets.......    24,072,000 *    2,178,000
   Deferred tax asset valuation allowance......   (24,072,000)*   (2,178,000)
                                                -------------    -----------
                                                $         --     $       --
                                                =============    ===========

--------
* Restated--See Note 16.

  A reconciliation between the amount of reported income tax provision (benefit) and the amount determined by applying the U.S. federal statutory rate to the income (loss) before income taxes and minority interest in consolidated subsidiary follows:

                                                YEAR ENDED DECEMBER 31,
                                           -----------------------------------
                                              1997*         1996        1995
                                           ------------  -----------  --------
   Income (loss) at statutory rate.......  $(23,529,000) $(1,699,000) $ 31,000
   Federal research and development
    credits..............................      (237,000)    (251,000)  (53,000)
   Income (losses) of foreign subsidiary
    not subject to taxation..............           --           --     13,000
   Permanent differences and other,
    net..................................     5,355,000       70,000    (3,000)
   State tax benefit, net of federal
    effect...............................    (3,223,000)    (310,000)    4,000
   Change in deferred tax asset valuation
    allowance............................    21,894,000    2,047,000
                                           ------------  -----------  --------
                                           $    260,000  $  (143,000) $ (8,000)
                                           ============  ===========  ========

--------
* Restated--See Note 16.

  The Company has provided a valuation allowance for the full amount of the net deferred tax assets, since the realization of these future benefits was not sufficiently assured at December 31, 1997 and 1996. If the Company achieves profitability, these deferred tax assets may be available to offset future income tax liabilities and expense.

                        PERITUS SOFTWARE SERVICES, INC.

  At December 31, 1997, the Company had available net operating loss carryforwards of approximately $1,887,000* and $1,494,000* for federal and state income tax reporting purposes, respectively. At December 31, 1997, the Company had research and development credit carryforwards of $508,000 and $381,000 available to offset future federal and state income tax, respectively. These carryforwards will expire in the years 2008 through 2012 if not utilized. The Company also has federal alternative minimum tax credit carryforwards of $99,000.*
--------
* Restated--See Note 16.

  In accordance with certain provisions of the Internal Revenue Code, a change in ownership of greater than 50% within a three-year period will place an annual limitation on the Company's ability to utilize its existing federal net operating loss and research and development tax credit carryforwards. A future change in ownership could result in such a limitation.

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

                        PERITUS SOFTWARE SERVICES, INC.

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
                          =========           =========           =========

  The following summarizes information regarding stock options outstanding and exercisable at December 31, 1997:

                                OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                          --------------------------------- ---------------------------------
                                       WEIGHTED                          WEIGHTED
                                        AVERAGE    WEIGHTED               AVERAGE    WEIGHTED
                                       REMAINING   AVERAGE               REMAINING   AVERAGE
                            NUMBER    CONTRACTUAL  EXERCISE   NUMBER    CONTRACTUAL  EXERCISE
RANGE OF EXERCISE PRICES  OUTSTANDING LIFE (YEARS)  PRICE   OUTSTANDING LIFE (YEARS)  PRICE
------------------------  ----------- -----------  -------- ----------- -----------  --------
$0.01-0.10..............     515,250      5.0       $0.09      515,250      5.0       $0.09
 0.15-0.24..............     174,075      5.5        0.02      174,075      5.5        0.23
 0.48-0.80..............     240,595      6.5        0.65      182,186      6.5        0.66
 1.60...................      90,750      7.1        1.60       48,562      7.1        1.60
 2.60-3.30..............   1,634,947      8.8        3.01      489,917      8.8        2.95
 4.65...................     175,000      9.1        4.65       43,750      9.1        4.65
 8.20-11.00.............     547,500      9.4        9.76          --       9.4         --
 13.00-18.13............     741,350      9.8       16.93          --       9.8         --
 23.50-28.75............      20,500      9.7       25.82          --       9.7         --
                           ---------                         ---------
                           4,139,967                         1,453,740
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

                                                YEAR ENDED DECEMBER 31,
                                            ----------------------------------
                                               1997*         1996       1995
                                            ------------  -----------  -------
   Net income (loss):
     As reported........................... $(67,490,000) $(4,921,000) $55,000
     Pro forma.............................  (69,668,000)  (5,050,000)  36,000
   Basic and diluted net income (loss) per
    share:
     As reported........................... $      (7.03) $     (1.02) $  0.01
     Pro forma.............................        (7.25)       (1.05)    0.01

--------
* Restated--See Note 16.

                        PERITUS SOFTWARE SERVICES, INC.

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

  The fair value of options at date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                             YEAR ENDED
                                                            DECEMBER 31,
                                                          -------------------
                                                          1997   1996   1995
                                                          -----  -----  -----
   Expected life (years).................................     5      5      5
   Risk-free interest rate...............................  6.05%  6.25%  7.37%
   Dividend yield........................................     0%     0%     0%
   Fair value of option grants--exercise price equal to
    the fair value of the related stock.................. $7.79  $0.52  $0.35
   Fair value of option grants--exercise price less than
    the fair value of the related stock.................. $ --   $ --   $0.14

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

                        PERITUS SOFTWARE SERVICES, INC.

  The Company operates in diverse geographic areas. Intercompany sales and transfers between geographic areas are accounted for at prices which are designed to be representative of unaffiliated party transactions. Information by geographic area at December 31, 1997, 1996 and 1995 and for the years then ended, is summarized below:

                                         GEOGRAPHIC AREAS
                         ---------------------------------------------------
                            NORTH
                          AMERICA(1)      EUROPE   ELIMINATIONS    TOTAL
                         ------------   ---------- ------------ ------------
1997
Revenue to unaffiliated
 customers.............. $ 37,781,000 * $1,928,000  $     --    $ 39,709,000 *
Intercompany revenue....       40,000      299,000   (339,000)           --
                         ------------   ----------  ---------   ------------
  Total revenue.........   37,821,000 *  2,227,000   (339,000)    39,709,000 *
Income (loss) from
 operations.............  (68,221,000)*     47,000        --     (68,174,000)*
Identifiable assets.....   38,725,000 *  1,828,000   (683,000)    39,870,000 *
Capital expenditures....    1,935,000       83,000        --       2,018,000
Depreciation and
 amortization...........    1,308,000       19,000        --       1,327,000
1996
Revenue to unaffiliated
 customers.............. $ 17,435,000   $1,800,000  $     --    $ 19,235,000
Intercompany revenue....          --        84,000    (84,000)           --
                         ------------   ----------  ---------   ------------
  Total revenue.........   17,435,000    1,884,000    (84,000)    19,235,000
Income (loss) from
 operations.............   (4,821,000)      77,000        --      (4,744,000)
Identifiable assets.....   16,635,000    1,575,000   (485,000)    17,725,000
Capital expenditures....    1,227,000       13,000        --       1,240,000
Depreciation and
 amortization...........      850,000        4,000        --         854,000
1995
Revenue to unaffiliated
 customers.............. $ 17,426,000   $1,079,000  $     --    $ 18,505,000
Intercompany revenue....      159,000          --    (159,000)           --
                         ------------   ----------  ---------   ------------
  Total revenue.........   17,585,000    1,079,000   (159,000)    18,505,000
Income from
 operations.............      164,000      129,000        --         293,000
Identifiable assets.....    6,977,000      430,000   (228,000)     7,179,000
Capital expenditures....      804,000       20,000        --         824,000
Depreciation and
 amortization...........      441,000        2,000        --         443,000

--------
*Restated--See Note 16.
(1) For purposes of the above presentation, the operating results and other financial data of the Company's wholly-owned subsidiary, Peritus Software Services (India) Private Limited, are considered immaterial and are included in North America.

                        PERITUS SOFTWARE SERVICES, INC.

15. COMMITMENTS

 Operating and Capital Leases

  The Company leases its operating facilities and certain equipment under noncancelable operating and capital lease agreements. Rent expense for the years ended December 31, 1997, 1996 and 1995 was $1,101,000, $999,000 and
$839,000, respectively. Future minimum lease payments under noncancelable leases as of December 31, 1997 are as follows:

                                                            OPERATING  CAPITAL
   YEAR ENDING DECEMBER 31,                                  LEASES     LEASES
   ------------------------                                ----------- --------
   1998................................................... $ 1,662,000 $ 73,000
   1999...................................................   1,582,000  133,000
   2000...................................................   1,775,000    9,000
   2001...................................................   1,937,000    6,000
   2002...................................................   1,933,000      --
   Thereafter.............................................   4,150,000      --
                                                           ----------- --------
                                                           $13,039,000  221,000
                                                           ===========
   Less--Amount representing interest.....................               26,000
                                                                       --------
   Present value of minimum lease payments................             $195,000
                                                                       ========

16. SUBSEQUENT EVENTS

 Restatement of 1997 Results of Operations

  During a review of the Company's 1998 third quarter financial results performed by Peritus' management, the Audit Committee of the Company's Board of Directors and the Company's independent auditors, PricewaterhouseCoopers LLP, the Company determined that the Company's results of operations for the year ended December 31, 1997 required restatement. The restatement involved $571,000 of license revenue and $21,000 of associated maintenance revenue originally recorded in the fourth quarter of 1997. The Company has determined that the software involved was not shipped until 1998. The Company encountered collection difficulties with the customer during 1998. Despite entering into a settlement agreement with the customer in the second quarter of 1998, the Company concluded in the third quarter of 1998 that it would be unable to realize the amounts recorded. Accordingly, the Company has restated its 1997 results to remove the $592,000 of revenue involved and has not recorded this revenue in any subsequent period.

  In the opinion of management, all adjustments necessary to revise the 1997 financial statements have been recorded. Below is a summary of the results of operations for the year ended December 31, 1997 (in thousands, except per share-related data):

                                                                     YEAR ENDED
                                                                    DECEMBER 31,
                                                                        1997
                                                                    ------------
   As previously reported:
     Revenue.......................................................   $ 40,301
     Loss from operations..........................................    (67,582)
     Net loss......................................................    (66,910)
     Basic and diluted net loss per share..........................   $  (6.97)
   As restated:
     Revenue.......................................................   $ 39,709
     Loss from operations..........................................    (68,174)
     Net loss......................................................    (67,490)
     Basic and diluted net loss per share..........................   $  (7.03)

                        PERITUS SOFTWARE SERVICES, INC.

 Company Status

  The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. However, the Company experienced net losses in the year ended December 31, 1997 and the nine months ended September 30, 1998 and anticipates a net loss in the fourth quarter of 1998, which raises doubt about its ability to continue as a going concern after 1998. The Company believes that it has sufficient cash to finance its operations through 1998. Thereafter, the Company's cash flow requirements will depend on the results of future operations. There can be no assurance that these expectations will be realized. After 1998, the Company's continued existence is dependent upon its ability to achieve a cash flow breakeven position and/or to obtain additional sources of financing. The Company implemented a restructuring plan on December 2, 1998 to further reduce its expenses which included the elimination of approximately 45 employees and related facilities costs. The Company is also exploring strategic initiatives to raise additional funds. In addition, the Nasdaq Stock Market, Inc. has several requirements for listing on the Nasdaq National Market or the Nasdaq SmallCap Market. Failure to meet listing requirements may result in the Company being moved from the National Market to the SmallCap Market or being de-listed. There can be no assurance that the Company will not be de-listed.

  The Company's bank has indicated that it will not renew or further extend its revolving line of credit facility and demanded that cash collateral be provided for all amounts outstanding under its equipment financing agreement with the Company since the Company was in default of certain financial and operating covenants thereunder. There are no amounts outstanding under the revolving credit facility and the Company has provided cash collateral for all amounts outstanding under the equipment financing agreement and for a $300,000 standby letter of credit issued by the bank. There can be no assurance that the Company will achieve a cash flow breakeven position or that it will be able to raise additional funds through bank borrowings and/or debt and/or equity financings. Reductions in expenses or the sale of assets may not be adequate to bring the Company to a cash breakeven position. In addition, there can be no assurance that such actions will not have an adverse affect on the Company's ability to generate revenue or successfully implement any strategic alternatives under consideration. Failure to establish a cash flow breakeven position or raise additional funds through bank borrowings and/or equity and/or debt financings would adversely impact the Company's ability to continue as a going concern after 1998.

 In-Process Research and Development

  As described in Note 3, the Company expensed $70,800,000 relating to in-process research and development in connection with the acquisition of MDI during 1997. During 1998, the Company has received and responded to a comment letter related to the Company's Form 10-K for the year ended December 31, 1997 from the Securities and Exchange Commission ("SEC") regarding, among other things, the Company's accounting for this in-process research and development. A response to the Company's letter has not yet been received from the SEC. Although the Company believes it has properly accounted for the item, a different conclusion would require further restatement of the Company's results beginning with the fourth quarter of 1997.

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

                        PERITUS SOFTWARE SERVICES, INC.

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

                                                                     SCHEDULE II

                        PERITUS SOFTWARE SERVICES, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                      BALANCE  CHARGED TO CHARGED              BALANCE
                                                                     BEGINNING COSTS AND  TO OTHER              END OF
FOR THE YEAR ENDED                     CLASSIFICATION                 OF YEAR   EXPENSES  ACCOUNTS  DEDUCTIONS   YEAR
------------------                     --------------                --------- ---------- --------  ---------- --------
December 31, 1995....... Allowance for doubtful accounts              $    30     $--     $    --      $--     $     30
December 31, 1996....... Allowance for doubtful accounts              $    30     $--     $    --      $--     $     30
December 31, 1997....... Allowance for doubtful accounts              $    30     $65     $    --      $--     $     95
                                                                      BALANCE  CHARGED TO CHARGED              BALANCE
                                                                     BEGINNING COSTS AND  TO OTHER              END OF
FOR THE YEAR ENDED                     CLASSIFICATION                 OF YEAR   EXPENSES  ACCOUNTS  DEDUCTIONS   YEAR
------------------                     --------------                --------- ---------- --------  ---------- --------
December 31, 1995....... Net deferred tax assets valuation allowance  $   --      $--     $    --      $--     $    --
December 31, 1996....... Net deferred tax assets valuation allowance  $   --      $--     $ (2,178)    $--     $ (2,178)
December 31, 1997....... Net deferred tax assets valuation allowance  $(2,178)    $--     $(21,894)    $--     $(24,072)

                                   PART IV.

ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A)(1) FINANCIAL STATEMENTS

The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on Page 39 and incorporated herein by reference.

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

  EXHIBIT
    NO.                                 DESCRIPTION
  -------  --------------------------------------------------------------------
   3.1/1/  Restated Articles of Organization of the Registrant.
   3.2/1/  Amended and Restated By-Laws of the Registrant.
   4/1/    Specimen Certificate for shares of Common Stock.
 *10.1/1/  Long-Term Incentive Plan (1992).
 *10.2/1/  1997 Stock Incentive Plan.
 *10.3/1/  1997 Director Stock Option Plan.
 *10.4/1/  1997 Employee Stock Purchase Plan.
  10.5     Lease dated December 14, 1997, between MGI Two Federal Street, Inc.
           and the Registrant.
  10.6/1/  Common Stock Purchase Agreement dated May 29, 1992 between the
           Registrant and Bull HN Information Systems, Inc.
  10.7/1/  Agreement of Amendment dated as of March 15, 1996 between the
           Registrant and Bull HN Information Systems, Inc.
  10.8/1/  Note and Warrant Purchase Agreement dated as of May 30, 1995 between the Registrant and Massachusetts Capital Resource Company.
  10.9/1/  Common Stock Purchase Warrant, due May 30, 1995.
  10.10/1/ Secured Subordinated Note due 2002, dated May 30, 1995.

  EXHIBIT
    NO.    DESCRIPTION
  -------  ------------
  10.11/1/ Voting Agreement dated as of May 30, 1995 among the Registrant,
           Dominic K. Chan and Massachusetts Capital Resource Company.
  10.12/1/ Security Agreement dated as of May 30, 1995 between the Registrant and Massachusetts Capital Resource Company.
  10.13/1/ Series A Convertible Preferred Stock and Class A Common Stock
           Purchase Agreement dated as of March 15, 1996 among the Registrant and the purchasers named in Schedule I thereto.
  10.14/1/ Registration Rights Agreement dated as of March 15, 1996, as amended, among the Registrant and the stockholders listed on the signature pages thereto.
  10.15/1/ Stock Restriction Agreement dated as of March 15, 1996, as amended, among the Registrant, Dominic K. Chan and Marsha C. Chan and the
           stockholders listed on the signature pages thereto.
  10.16/1/ Voting Agreement dated as of March 15, 1996 among the Registrant and the stockholders listed in the signature pages thereto.
  10.17/1/ Stock Option Agreement dated as of March 15, 1996 among the
           Registrant, Dominic K. Chan and Marsha C. Chan.
 *10.18/1/ Non-Competition Agreement dated as of March 15, 1996 between the
           Registrant and Dominic K. Chan.
 *10.19/1/ Series B Convertible Preferred Stock Purchase Agreement dated as of
           October 28, 1996 among the Registrant and the purchasers named in
           Schedule I thereto.
 *10.20/1/ Employment Agreement dated as of December 30, 1996 between the
           Registrant and Douglas A. Catalano.
 *10.21/1/ Employment Agreement dated as of January 27, 1997 between the
           Registrant and Robert D. Savoia.
 *10.22/1/ Letter Agreement dated as of August 15, 1996 between the Registrant and Leonard Miller.
  10.23/1/ Master Software Services Agreement dated as of February 3, 1992 between the Registrant and Bull HN Information Systems, Inc.
  10.24/1/ License Agreement dated as of July 29, 1996 between the Registrant and Bull HN Information Inc., as amended.
  10.25/1/ Master License Agreement dated as of October 21, 1996, as amended, between the Registrant and Merrill Lynch, Pierce, Fenner & Smith
           Incorporated.
  10.26/1/ Engineering Consultant Services Agreement, as amended, between
           Stratus Computer, Inc. and the Registrant, dated November 30, 1993.
  10.27/1/ Letter Agreement dated September 6, 1996 between the Registrant and
           Fleet National Bank.
  10.28/1/ Promissory Note between the Registrant and Fleet National Bank in the amount of $3,500,000, dated September 6, 1996.
  10.29/1/ Promissory Note between the Registrant and Fleet National Bank in the amount of $675,000, dated September 6, 1996.
           Promissory Note between the Registrant and Fleet National Bank in
  10.30/1/ the amount of $825,000, dated September 6, 1996.
  10.31/1/ Inventory, Accounts Receivable and Intangibles Security Agreement
           between the Registrant and Fleet National Bank, dated September 6,
           1996.
  10.32/1/ Supplemental Security Agreement between the Registrant and Fleet
           National Bank, dated September 6, 1996.
  10.33/1/ Security Agreement (Trademarks) between the Registrant and Fleet
           National Bank, dated September 6, 1996.

 EXHIBIT
   NO.                                               DESCRIPTION
 -------   ------------------------------------------------------------------------------------------------
 10.34/1/  Security Agreement (Patents) between the Registrant and Fleet National Bank, dated
           September 6, 1996.
 10.35/1/  Subordination Agreement between Massachusetts Capital Resource Company and Fleet National
           Bank dated September 6, 1996.
 10.36/1/  License and Alliance Agreement dated as of May 1, 1996, as amended, between the Registrant and
           CSC Consulting, Inc., as amended.
 10.37/1/  Agreement and Plan of Merger among the Registrant, Vista Technologies Incorporated and its
           stockholders, dated January 29, 1996.
 10.38/1/  Letter of Intent dated May 9, 1997 between the Registrant and VIASOFT, Inc.
 10.39/1/  Joint Marketing Agreement effective as of June 12, 1997 between the Registrant and VIASOFT, Inc.
 10.40/1/  Letter Agreement dated March 30, 1997 between the Registrant and Fleet National Bank.
 10.41/1/  Letter Agreement dated June 20, 1997 between the Registrant and Fleet National Bank.
 10.42     Letter Agreement dated November 26, 1997 between the Registrant and Fleet National Bank.
 10.43/2/  Asset Purchase Agreement dated October 22, 1997 by and among the Registrant and Twoquay, Inc.
           and Millennium Dynamics, Inc. ("MDI") and American Premier Underwriters ("APU").
 10.44/2/  Registration Rights Agreement dated December 1, 1997 by and among the Registrant and APU.
*10.45     Employment Agreement dated as of January 20, 1998 between the Registrant and Adarsh Arora.
*10.46     Employment Agreement dated as of January 19, 1998 between the Registration and Donald Beck.
*10.47     Promissory Note of Donald Beck payable to the Registrant dated January 30, 1998.
 10.48     License Agreement dated October 25, 1997 between MDI and Chiquita Brands International, Inc.
 10.49     License Agreement dated December 31, 1996 between MDI and Windsor Group.
 10.50     License Agreement dated March 17, 1997 between MDI and Provident Bank.
 10.51     License Agreement dated November 11, 1997 between MDI and Great American Insurance Company.
 11        Restated Statement regarding computation of earnings per common share.
 21        Subsidiaries of the Registrant at March 31, 1998.
 23        Consent of PricewaterhouseCoopers LLP dated January 5, 1999.
 27.1      Restated Financial Data Schedule.
 27.2      Restated Financial Data Schedule for the three months ended March 31, 1997.
 27.3      Restated Financial Data Schedule for the three months ended June 30, 1997.
 27.4      Restated Financial Data Schedule for the six months ended June 30, 1997.
 27.5      Restated Financial Data Schedule for the three months ended September 30, 1997.
 27.6      Restated Financial Data Schedule for the nine months ended September 30, 1997.

--------
(1)Incorporated by reference to Registrant's Registration Statement on Form S-1, Commission file number 333-27087.
(2)Incorporated by reference to Registrant's Current Report on Form 8-K dated December 16, 1997.
*Management Contract or compensatory plan or arrangement filed in response to Item l4(a)(3) of the instructions to the Annual Report on Form 10-K.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PERITUS SOFTWARE SERVICES, INC.

                                             /s/  John D. Giordano
                                          By___________________________________
                                            John D. Giordano
                                            Vice President, Finance and
                                            Chief Financial Officer
                                            (Principal Financial Officer)
                                            January 5, 1999