Form 10-Q/A
period 1997-09-30
PERITUS SOFTWARE SERVICES INC
filed 1999-01-20
CIK 1011632

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                AMENDMENT NO. 1
                                      ON
                                  FORM 10-Q/A

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM                TO

                       COMMISSION FILE NUMBER 000-22647

                        PERITUS SOFTWARE SERVICES, INC.
            (Exact Name of Registrant as Specified in Its Charter)

             Massachusetts                             04-3126919
    (State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
    Incorporation or Organization)

    Two Federal Street, Billerica,                        01821
             Massachusetts                             (Zip Code)
    (Address of Principal Executive
               Offices)

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                        PERITUS SOFTWARE SERVICES INC.
                                   FORM 10-Q
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                               TABLE OF CONTENTS

                                                                          Page
 Part I. Financial Information                                            ----
    Item 1. Financial Statements
            Consolidated Balance Sheet as of September 30, 1997 and
             December 31, 1996..........................................    3
            Consolidated Statement of Operations for the Three and Nine
             Months Ended September 30, 1997 and 1996...................    4
            Consolidated Statement of Cash Flows for the Nine Months
             Ended September 30, 1997 and 1996..........................    5
            Notes to Unaudited Consolidated Financial Statements........    6
    Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations..................................   10
 Part II. Other Information
    Item 1. Legal Proceedings...........................................   20
    Item 6. Exhibits and Reports on Form 8-K............................   20
            Signatures..................................................   21

  The Registrant hereby amends its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1997, as amended, by restating Part I. Financial Information, Item 1. Financial Statements and Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Part
II. Other Information, Item 1. Legal Proceedings, and Item 6. Exhibits and Reports on Form 8-K, Exhibit 11. Statement re Computation of Net income (loss) per common share and Pro forma Net Income (loss) per Common Share, and Exhibit
27. Restated Financial Data Schedule, in their entirety as follows.

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                        PERITUS SOFTWARE SERVICES, INC.

                           CONSOLIDATED BALANCE SHEET

            (In thousands, except share and per share-related data)

                                  (Unaudited)

                                                     September 30, December 31,
                       ASSETS                            1997*         1996
                       ------                        ------------- ------------
Current assets:
 Cash and cash equivalents..........................    $46,292      $ 7,388
 Accounts receivable, net of allowance for doubtful
  accounts of $45 and $30, respectively, and
  including amounts receivable from related parties
  of $114 and $260, respectively....................      5,969        4,163
 Costs and estimated earnings in excess of billings
  on uncompleted contracts, including amounts on
  uncompleted contracts with related parties of $160
  and $562, respectively............................      1,619        2,195
 Unbilled license revenue from related party........         --        1,400
 Prepaid expenses and other current assets..........        570          119
                                                        -------      -------
  Total current assets..............................     54,450       15,265
Property and equipment, net.........................      2,486        1,970
Other assets........................................        670          490
                                                        -------      -------
                                                        $57,606      $17,725
                                                        =======      =======
  LIABILITIES, REDEEMABLE STOCK AND STOCKHOLDERS'
                       EQUITY
  -----------------------------------------------
Current liabilities:
 Current portion of capital lease obligations.......    $    53      $    74
 Current portion of long-term debt..................        225          225
 Accounts payable...................................        912          497
 Billings in excess of costs and estimated earnings
  on uncompleted contracts..........................        726          902
 Deferred revenue...................................      1,382        3,262
 Other accrued expenses and current liabilities.....      2,486        2,087
                                                        -------      -------
  Total current liabilities.........................      5,784        7,047
Capital lease obligations...........................        157          201
Long-term debt......................................        425        1,337
                                                        -------      -------
  Total liabilities.................................      6,366        8,585
                                                        -------      -------
Minority interest in consolidated subsidiary........        170          155
                                                        -------      -------
Redeemable convertible preferred stock, no par
 value:
 Series A--1,903,525 shares authorized, issued and
  outstanding at issuance
  Cost plus accretion and accrued dividends
  (liquidation preference $7,281)...................         --        5,912
 Series B--1,818,182 shares authorized, issued and
  outstanding at issuance
  Cost plus accretion and accrued dividends
  (liquidation preference $6,000)...................         --        6,107
Redeemable common stock right.......................         --          268
                                                        -------      -------
                                                             --       12,287
                                                        -------      -------
Stockholders' equity:
 Common stock, $.01 par value; 50,000,000 and 0
  shares authorized, respectively; 13,162,236 and 0
  shares issued and outstanding, respectively.......        132           --
 Class A common stock, no par value; 0 and
  13,295,000 shares authorized, respectively; 0 and
  6,033,614 shares issued and outstanding,
  respectively......................................         --        2,207
 Class B non-voting common stock, no par value; 0
  and 275,000 shares authorized, respectively; 0 and
  101,196 shares issued and outstanding,
  respectively......................................         --          164
 Additional paid-in capital.........................     56,461           --
 Accumulated deficit................................     (5,397)      (5,593)
 Note receivable from stockholder...................        (58)         (58)
 Cumulative translation adjustment..................        (68)         (22)
                                                        -------      -------
  Total stockholders' equity (deficit)..............     51,070       (3,302)
                                                        -------      -------
                                                        $57,606      $17,725
                                                        =======      =======

--------
* Restated -- See Note 5.

The accompanying notes are an integral part of these consolidated financial statements.

                        PERITUS SOFTWARE SERVICES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                 (In thousands, except per share-related data)

                                  (Unaudited)

                                                Three Months      Nine Months
                                                    Ended            Ended
                                                September 30,    September 30,
                                                --------------  ---------------
                                                1997*    1996    1997*   1996
                                                ------  ------  ------- -------
Revenue:
 Outsourcing services, including $959, $1,325,
  $2,912 and $3,770 from related parties,
  respectively................................  $2,979  $2,611  $ 8,542 $ 7,369
 License......................................   3,957   2,424   12,744   2,469
Other services................................   1,716     610    4,207   1,715
                                                ------  ------  ------- -------
  Total revenue...............................  $8,652  $5,645  $25,493 $11,553
                                                ------  ------  ------- -------
Cost of revenue:
 Cost of outsourcing services including $615,
  $517, $1,580 and $1,510 from related
  parties, respectively.......................  $2,444  $1,977  $ 6,847 $ 6,410
 License......................................     155      40      430      40
 Cost of other services.......................   1,280     816    3,605   1,994
                                                ------  ------  ------- -------
  Total cost of revenue.......................   3,879   2,833   10,882   8,444
                                                ------  ------  ------- -------
Gross profit..................................   4,773   2,812   14,611   3,109
                                                ------  ------  ------- -------
Operating expenses:
 Sales and marketing..........................   2,197     668    5,615   2,051
 Research and development.....................   1,975   1,506    5,578   4,267
 General and administrative...................   1,053     763    2,853   2,218
                                                ------  ------  ------- -------
  Total operating expenses....................   5,225   2,937   14,046   8,536
                                                ------  ------  ------- -------
  Income (loss) from operations...............    (452)   (125)     565  (5,427)
Interest (expense) income, net................     462     (77)     482    (176)
                                                ------  ------  ------- -------
 Income (loss) before estimated income taxes
  and minority interest.......................      10    (202)   1,047  (5,603)
Provision for (benefit from) estimated income
 taxes........................................     (68)     (1)     104    (205)
Minority interest in consolidated subsidiary..      (6)      5       15     (15)
                                                ------  ------  ------- -------
  Net income (loss)...........................      84    (206)     928  (5,383)
Accrual of dividends of Series A and B
 preferred stock..............................     --      182      675     395
Accretion to redemption value of redeemable
 stock........................................     --       53       57     125
                                                ------  ------  ------- -------
  Net income (loss) available to common
   stockholders...............................  $   84  $ (441) $   196 $(5,903)
                                                ======  ======  ======= =======
Net income (loss) per common share:
 Basic........................................  $ 0.01  $(0.08) $  0.02 $ (1.01)
                                                ======  ======  ======= =======
 Diluted......................................  $ 0.01  $(0.08) $  0.02 $ (1.01)
                                                ======  ======  ======= =======
Weighted average common shares outstanding:
 Basic........................................  12,432   5,878    8,107   5,860
                                                ======  ======  ======= =======
 Diluted......................................  14,280   5,878   11,466   5,860
                                                ======  ======  ======= =======
Pro forma net income (loss) per share:
 Basic........................................  $ 0.01  $(0.03) $  0.09 $ (0.74)
                                                ======  ======  ======= =======
 Diluted......................................  $ 0.01  $(0.03) $  0.07 $ (0.74)
                                                ======  ======  ======= =======
Pro forma average shares outstanding:
 Basic........................................  12,432   7,782   10,602   7,237
                                                ======  ======  ======= =======
 Diluted......................................  14,280   7,782   13,961   7,237
                                                ======  ======  ======= =======

--------
* Restated -- See Note 5.

The accompanying notes are an integral part of these consolidated financial statements.

                        PERITUS SOFTWARE SERVICES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (In thousands)

                                  (Unaudited)

                                                                Nine Months
                                                              Ended September
                                                                    30,
                                                              ----------------
                                                               1997*    1996
                                                              -------  -------
Cash flows from operating activities:
 Net income (loss)........................................... $   928  $(5,383)
 Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
  Depreciation and amortization..............................     797      613
  Minority interest in consolidated subsidiary...............      15       19
  Non-cash employee compensation.............................      --      118
  Changes in assets and liabilities, net of effects from
   acquisition:
   Accounts receivable.......................................  (1,806)      43
   Costs and estimated earnings in excess of billings on
    uncompleted contracts....................................     235      680
   Unbilled license revenue from related parties.............   1,741   (1,400)
   Prepaid expenses and other current assets.................    (451)     175
   Other assets..............................................      37       27
   Accounts payable..........................................     415     (136)
   Billings in excess of costs and earnings on uncompleted
    contracts................................................    (176)     226
   Deferred revenue..........................................  (1,880)     238
   Other accrued expenses and current liabilities............     405      691
   Deferred income taxes.....................................      --     (186)
                                                              -------  -------
    Net cash provided by (used in) operating activities......     260   (4,275)
                                                              -------  -------
Cash flows from investing activities:
 Cash of business acquired for common stock, net of costs
  paid in cash...............................................      --      174
 Investment in subsidiary....................................    (272)      --
 Purchases of property and equipment.........................  (1,262)    (926)
                                                              -------  -------
    Net cash used in investing activities....................  (1,534)    (752)
                                                              -------  -------
Cash flows from financing activities:
 Proceeds from short-term borrowings, net of repayments......      --      536
 Proceeds from long-term debt................................     200      450
 Principal payments on long-term debt........................  (1,112)    (211)
 Principal payments on capital lease obligations.............     (65)     (73)
 Proceeds from issuance of common stock, net of issuance
  costs......................................................  41,201        6
 Proceeds from sale of redeemable convertible preferred stock
  and redeemable common stock, net of issuance costs.........      --    5,408
 Treasury stock acquired.....................................      --     (531)
                                                              -------  -------
    Net cash provided by financing activities................  40,224    5,585
                                                              -------  -------
Effects of exchange rates on cash and cash equivalents.......     (46)     (21)
                                                              -------  -------
Net increase in cash and cash equivalents....................  38,904      537
Cash and cash equivalents, beginning of period...............   7,388      264
                                                              -------  -------
Cash and cash equivalents, end of period..................... $46,292  $   801
                                                              =======  =======
Supplemental disclosures of cash flows:
 Cash paid for income taxes.................................. $    60  $    --
 Cash paid for interest......................................     142      213

--------
* Restated -- See Note 5.

The accompanying notes are an integral part of these consolidated financial statements.

                        PERITUS SOFTWARE SERVICES, INC.

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

  The accompanying consolidated financial statements include the accounts of Peritus Software Services, Inc. and its subsidiaries (the "Company") and have been prepared by the Company without audit in accordance with the Company's accounting policies, as described in the Registration Statement on Form S-1, Registration No. 333-27087. In the opinion of management, the accompanying consolidated financial statements contain all adjustments, which other than the restatement adjustments described in Note 5, consist only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's Registration Statement on Form S-1, Registration No. 333-27087. The operating results for the three and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year ending December 31, 1997.

2. Net Income (Loss) Per Share

  In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share," which supersedes Accounting Principles Board Opinion ("APB") No. 15 and specifies the computation, presentation and disclosure requirements of earnings per share. SFAS No. 128 requires the presentation of "basic" earnings per share and "diluted" earnings per share. Basic earnings per share is computed by dividing the net income (loss) available to common stockholders by the weighted average shares of outstanding common stock. For purposes of calculating diluted earnings per share, the denominator includes both the weighted average shares of common stock outstanding and, when dilutive, potential common stock including convertible preferred stock and outstanding stock options. The Company adopted SFAS No. 128 during 1997 and has restated earnings per share amounts for all periods presented herein, as required.

  As described in Note 3, all outstanding shares of the Company's redeemable convertible preferred stock converted to shares of the Company's common stock upon the closing of the initial public offering. The pro forma basic and diluted net income (loss) per share information included in the accompanying consolidated statement of operations for the three and nine month periods ended September 30, 1997 reflects the impact of such conversion as of the beginning of the period or date of issuance, if later, using the if-converted method.

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

4. Recently Issued Accounting Standards

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

5. Subsequent Events

 Restatement of 1997 Quarterly Results of Operations

  During a review of the Company's 1998 third quarter financial results performed by Peritus' management, the Audit Committee of the Company's Board of Directors and the Company's independent auditors, PricewaterhouseCoopers LLP, the Company determined that the Company's results of operations for the quarterly period ended September 30, 1997 required restatement. The restatement involved the recording of software license revenue of $1.2 million in the third quarter of 1997. The Company has determined that the software involved was not shipped until early in the fourth quarter of 1997 and that payment of the license fee was received in the fourth quarter. Therefore, the Company has restated its third quarter 1997 results to exclude the $1.2 million license fee and its fourth quarter 1997 results to include the $1.2 million license fee.

  In the opinion of management, all adjustments necessary to revise the third quarter 1997 financial statements have been recorded. Below is a summary of the results of operations for the quarterly period ended September 30, 1997 (in thousands, except per share-related data):

                        PERITUS SOFTWARE SERVICES, INC.

                                                                     Quarterly
                                                                   Period Ended
                                                                   September 30,
                                                                       1997
                                                                   -------------
      As previously reported:
        Revenue...................................................    $9,852
        Income from operations....................................       748
        Net income................................................     1,166
        Basic net income per share................................    $ 0.09
        Diluted net income per share..............................    $ 0.08
      As restated:
        Revenue...................................................    $8,652
        Loss from operations......................................      (452)
        Net income................................................        84
        Basic and diluted net income per share....................    $ 0.01

 Company Status

  The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. However, the Company experienced net losses in the years ended December 31, 1997 and 1998, which raises doubt about its ability to continue as a going concern. The Company's cash flow requirements depend on the results of future operations and the Company's continued existence is dependent upon its ability to achieve a cash flow breakeven position and/or to obtain additional sources of financing. The Company implemented a restructuring plan on December 2, 1998 to further reduce its expenses which included the elimination of approximately 45 employees and related facilities costs. The Company is also exploring strategic initiatives to raise additional funds. In addition, the Nasdaq Stock Market, Inc. has several requirements for listing on the Nasdaq National Market or the Nasdaq SmallCap Market. Failure to meet listing requirements may result in the Company being moved from the National Market to the SmallCap Market or being de-listed. There can be no assurance that the Company will not be de-listed.

  The Company's bank has indicated that it will not renew or further extend its revolving line of credit facility and demanded that cash collateral be provided for all amounts outstanding under its equipment financing agreement with the Company since the Company was in default of certain financial and operating covenants thereunder. There are no amounts outstanding under the revolving credit facility and the Company has provided cash collateral for all amounts outstanding under the equipment financing agreement and for a $300,000 standby letter of credit issued by the bank. There can be no assurance that the Company will achieve a cash flow breakeven position or that it will be able to raise additional funds through bank borrowings and/or debt and/or equity financings. Reductions in expenses or the sale of assets may not be adequate to bring the Company to a cash breakeven position. In addition, there can be no assurance that such actions will not have an adverse affect on the Company's ability to generate revenue or successfully implement any strategic alternatives under consideration. Failure to establish a cash flow breakeven position or raise additional funds through bank borrowings and/or equity and/or debt financings would adversely impact the Company's ability to continue as a going concern.

 Acquisition of MDI and In-Process Research and Development

  In December, 1997, the Company acquired substantially all of the assets and certain liabilities of Millennium Dynamics, Inc. ("MDI"), a wholly-owned subsidiary of American Premier Underwriters, Inc. ("APU"). MDI provides software tools for a broad range of mainframe and midrange platforms and languages

                        PERITUS SOFTWARE SERVICES, INC.

and consultation services that enable organizations to address their "year 2000 problem". Upon completion of the acquisition, the Company paid $30 million in cash and issue 2,175,000 unregistered shares of its common stock to APU, and MDI's assets and certain of its liabilities were transferred to the Company. The Company accounted for the acquisition as a purchase under APB No. 16, with all assets acquired and liabilities assumed being recorded at their fair values at the date of closing.

  In the fourth quarter of 1997, the Company expensed $70,800,000 relating to in-process research and development in connection with the acquisition of MDI. During 1998, the Company received and responded to a comment letter related to the Company's Form 10-K for the year ended December 31, 1997 from the Securities and Exchange Commission ("SEC") regarding, among other things, the Company's accounting for this in-process research and development. A response to the Company's letter has not yet been received from the SEC. Although the Company believes it has properly accounted for the item, a different conclusion would require further restatement of the Company's results beginning with the fourth quarter of 1997.

 Legal Proceedings

  The Company and certain of its officers and directors were named as defendants in purported class action lawsuits filed in the United States District Court for the District of Massachusetts by Robert Downey on April 1, 1998, by Scott Cohen on April 7, 1998, by Timothy Bonnett on April 9, 1998, by Peter Lindsay on April 17, 1998, by Harry Teague on April 21, 1998, by Jesse Wijntjes on April 29, 1998, by H. Vance Johnson and H. Vance Johnson as Trustee for the I.O.R.D. Profit-Sharing Plan on May 6, 1998, by John B. Howard, M.D. on May 21, 1998 and by Helen Lee on May 28, 1998 (collectively, the "complaints"). The complaints principally alleged that the defendants violated federal securities laws by making false and misleading statements and by failing to disclose material information concerning the Company's December 1997 acquisition of substantially all of the assets and assumption of certain liabilities of the Millennium Dynamics, Inc. business from American Premier Underwriters, Inc., thereby allegedly causing the value of the Company's common stock to be artificially inflated during the purported class periods. In addition, the Howard complaint alleged a violation of federal securities laws as a result of the Company's purported failure to disclose material information in connection with the Company's initial public offering on July 2, 1997, and also named Montgomery Securities, Inc., Wessels, Arnold & Henderson, and H.C. Wainwright & Co., Inc. as defendants. The complaints further alleged that certain officers and/or directors of the Company sold stock in the open market during the class periods and sought unspecified damages. On or about June 1, 1998, all of the named plaintiffs and additional purported class members filed a motion for the appointment of several of those individuals as lead plaintiffs, for approval of lead and liaison plaintiffs' counsel and for consolidation of the actions. The Court granted that motion on June 18, 1998.

  On January 8, 1999, the plaintiffs filed a Consolidated Amended Complaint applicable to all previously filed actions. The Consolidated Amended Complaint alleges a class period of October 22, 1997 through October 26, 1998 and principally claims that the Company, two of its former officers and its president violated federal securities laws by purportedly making false and misleading statements (or omitting material information) concerning the MDI acquisition and the Company's revenue during the proposed class period, thereby allegedly causing the value of the Company's stock to be artificially inflated. Previously stated claims against the Company and its underwriters alleging violations of the federal securities laws as a result of purportedly inadequate or incorrect disclosure in connection with the Company's initial public offering are not included in the Consolidated Amended Complaint. Although the Company believes that it has meritorious defenses to the claims made in the Consolidated Amended Complaint and intends to contest the action vigorously, an adverse resolution of the lawsuit could have a material adverse effect on the Company's financial condition and results of operations in the period in which the litigation is resolved. The Company is not able to reasonably estimate potential losses, if any, related to the Consolidated Amended Complaint.

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


 Restatement of 1997 Quarterly Results of Operations

  During a review of the Company's 1998 third quarter financial results performed by Peritus' management, the Audit Committee of the Company's Board of Directors and the Company's independent auditors, PricewaterhouseCoopers LLP, the Company determined that the Company's results of operations for the quarterly period ended September 30, 1997 required restatement. The restatement involved the recording of software license revenue of $1.2 million in the third quarter of 1997. The Company has determined that the software involved was not shipped until early in the fourth quarter of 1997 and that payment of the license fee was received in the fourth quarter. Therefore, the Company has restated its third quarter 1997 results to exclude the $1.2 million license fee and its fourth quarter 1997 results to include the $1.2 million license fee.

  In the opinion of management, all adjustments necessary to revise the third quarter financial statements have been recorded. Below is a summary of the results of operations for the quarterly period ended September 30, 1997 (in thousands, except per share-related data):

                                                                     Quarterly
                                                                   Period Ended
                                                                   September 30,
                                                                       1997
                                                                   -------------
      As previously reported:
        Revenue...................................................    $9,852
        Income from operations....................................       748
        Net income................................................     1,166
        Basic net income per share................................    $ 0.09
        Diluted net income per share..............................    $ 0.08
      As restated:
        Revenue...................................................    $8,652
        Loss from operations......................................      (452)
        Net income................................................        84
        Basic and diluted net income per share....................    $ 0.01

 Acquisition of MDI and In-Process Research and Development

  In December 1997, the Company acquired substantially all of the assets and certain liabilities of MDI, a wholly owned subsidiary of American Premier Underwriters, Inc. ("APU"). MDI provides software tools for a broad range of mainframe and midrange platforms and languages and consultation services that enable organizations to address their "year 2000 problem". Upon completion of the acquisition, the Company paid $30 million in cash and issue 2,175,000 unregistered shares of its common stock to APU, and MDI's assets and certain of its liabilities were transferred the Company. The Company accounted for the acquisition as a purchase under APB No. 16, with all assets acquired and liabilities assumed being recorded at their fair values at the date of closing.

  In the fourth quarter of 1997, the Company expensed $70,800,000 relating to in-process research and development in connection with the acquisition of MDI. During 1998, the Company received and responded to a comment letter related to the Company's Form 10-K for the year ended December 31, 1997 from the Securities and Exchange Commission ("SEC") regarding, among other things, the Company's accounting for this in-process research and development. A response to the Company's letter has not yet been received from the SEC. Although the Company believes it has properly accounted for the item, a different conclusion would require further restatement of the Company's results beginning with the fourth quarter of 1997.

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

 Revenue

  Total revenue increased 53.3% to $8,652,000 in the three months ended September 30, 1997 from $5,645,000 in the three months ended September 30, 1996. This increase was primarily due to the licensing of the Company's AutoEnhancer/2000 software, as well as from increases in other services revenue and, to a lesser extent, outsourcing services revenue. International revenue increased 21.5% to $801,000 in the three months ended September 30, 1997 from $659,000 in the three months ended September 30, 1996. A majority of all of the Company's international revenue for the three months ended September 30, 1997 and 1996 was attributable to revenue generated by Persist, S.A. ("Persist"), the Company's majority-owned Spanish subsidiary.

  Outsourcing Services. Outsourcing services revenue increased 14.1% to $2,979,000 in the three months ended September 30, 1997 from $2,611,000 in the three months ended September 30, 1996. As a percentage of total revenue, outsourcing services revenue decreased to 34.4% in the three months ended September 30, 1997 from 46.3% in the three months ended September 30, 1996. The increase in outsourcing services revenue in absolute dollars was primarily attributable to the addition of two new outsourcing contracts in late 1996 and one in 1997 and was partially offset by the recognition of lesser amounts of revenue under the percentage-of completion method on existing outsourcing contracts that were in their later phases. The decrease in outsourcing services revenue as a percentage of total revenue reflects the greater contribution of license revenue to total revenue during the three months ended September 30, 1997 when compared to the same three months in the prior year. Outsourcing services remain a major component of the solutions offered by the Company, and the Company anticipates that such services will continue to account for a significant portion of total revenue for the foreseeable future.

  License. License revenue was $3,957,000 in the three months ended September 30, 1997 or 45.7% of total revenue. The Company recognized $2,424,000 in license revenue in the three months ended September 30, 1996 or 42.9% of total revenue. The increase in license revenue for the three months ended September 30, 1997 was primarily attributable to the delivery of licensed software to additional end users and to increased license fees from value added integrators.

  Other Services. Other services revenue increased 181.3% to $1,716,000 in the three months ended September 30, 1997 from $610,000 in the three months ended September 30, 1996. As a percentage of total revenue, other services revenue was 19.8% in the three months ended September 30, 1997 compared to 10.8% in the three months ended September 30, 1996. The increase in other services revenue in absolute dollars was primarily attributable to an increase in consulting, training and client support services relating to the Company's year 2000 products and services.

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

  Cost of License Revenue. Cost of license revenue consists primarily of salaries, benefits and related overhead costs associated with license-related materials packaging and freight. Cost of license revenue was $155,000 in the three months ended September 30, 1997, or 3.9% of license revenue. Cost of license revenue was $40,000 in the three months ended September 30, 1996. The increase in cost of license revenue in absolute dollars was primarily attributable to the addition of employees and related resources to support additional end users and value added integrators.

  Cost of Other Services Revenue. Cost of other services revenue consists primarily of salaries, benefits and related overhead costs associated with delivering other services to clients. Cost of other services revenue increased 56.9% to $1,280,000 in the three months ended September 30, 1997 from $816,000 in the three months ended September 30, 1996. Cost of other services revenue as a percentage of other services revenue decreased to 74.6% in the three months ended September 30, 1997 from 133.8% in the three months ended September 30, 1996. Costs exceeded revenues in the three months ended September 30, 1996 primarily as a result of expected overruns on one significant pilot engagement, which subsequently became a significant product license. Costs increased in absolute dollars in the three months ended September 30, 1997 due to additional staffing in the Company's client support, training and consulting organizations related to additional customers for the Company's year 2000 products and services.

 Operating Expenses

  Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and related overhead costs for Company personnel; sales referral fees to third parties; advertising programs; and other promotional activities. Sales and marketing expenses increased 228.9% to $2,197,000 in the three months ended September 30, 1997 from $668,000 in the three months ended September 30, 1996. As a percentage of total revenue, sales and marketing expenses increased to 25.4% in the three months ended September 30, 1997 from 11.8% in the three months ended September 30, 1996. The increase in expenses in absolute dollars and as a percentage of revenue was primarily attributable to increased staffing, commissions, including an increase in sales referral fees to third parties, and promotional activities in conjunction with the launch of the Company's AutoEnhancer/2000 software in late 1996. The Company intends to increase the amount of expenditures for sales and marketing in 1997, both domestically and internationally.

  Research and Development. Research and development expenses consist primarily of salaries, benefits and related overhead costs for engineering and technical personnel and outside engineering consulting services associated with developing new products and enhancing existing products. Research and development expenses increased 31.1% to $1,975,000 in the three months ended September 30, 1997 from $1,506,000 in the three months ended September 30, 1996. As a percentage of total revenue, research and development expenses decreased to 22.8% in the three months ended September 30, 1997 from 26.7% in the three months ended September 30, 1996. The increase in research and development expenses in absolute dollars was primarily attributable to increased staffing for the product development efforts for the Company's year 2000 products and services and mass change technologies, including an increase in staffing effected through new hires and internal transfers. The Company intends to employ additional research and development staff and therefore anticipates that research and development expenses will continue to increase in absolute dollars in 1997.

  General and Administrative. General and administrative expenses consist primarily of salaries and related costs for the finance and accounting, human resources, legal services, information systems and other administrative departments of the Company, as well as legal and accounting expenses and the amortization of goodwill associated with the Vista acquisition. General and administrative expenses increased 38.0% to $1,053,000 in the three months ended September 30, 1997 from $763,000 in the three months ended September 30, 1996. As a percentage of total revenue, general and administrative expenses decreased to 12.2% in the three months ended September 30, 1997 from 13.5% in the three months ended September 30, 1996. The increase in general and administrative expenses in absolute dollars was primarily due to additions to the Company's administrative staff to support growth, higher professional fees and increases in other general corporate expenses. The Company anticipates that general and administrative expenses will increase in absolute dollars in 1997 in part due to increased costs associated with being a publicly held company.

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

  Provision For (Benefit From) Income Taxes. The Company recorded an income tax benefit of $68,000 in the three months ended September 30, 1997 and a benefit of $1,000 in the three months ended September 30, 1996. The benefit was the result of the Company's expected utilization in 1997 of previously generated net operating loss carryforwards, which was partially offset by international taxes obligations.

  Minority Interest in Consolidated Subsidiary. The minority interest in consolidated subsidiary represents the equity interest in the operating results of Persist, the Company's majority-owned Spanish subsidiary, held by stockholders of Persist other than the Company. The minority interest in consolidated subsidiary increased to income of $6,000 in the three months ended September 30, 1997 from a loss of $5,000 in the three months ended September 30, 1996. This change was the result of the decreased profitability of Persist. At September 30, 1997 and 1996, the Company held a 63.7% equity interest in Persist.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

 Revenue

  Total revenue increased 120.7% to $25,493,000 in the nine months ended September 30, 1997 from 11,553,000 in the nine months ended September 30, 1996. This increase was primarily due to an increase in the licensing of the Company's AutoEnhancer/2000 software, as well as from increases in other services revenue and, to a lesser extent, outsourcing services revenue. International revenue increased 62.7% to $2,101,000 in the nine months ended September 30, 1997 from $1,291,000 in the nine months ended September 30, 1996. Substantially all of the Company's international revenue for the nine months ended September 30, 1997 and 1996 was attributable to revenue generated by Persist.

  Outsourcing Services. Outsourcing services revenue increased 15.9% to $8,542,000 in the nine months ended September 30, 1997 from $7,369,000 in the nine months ended September 30, 1996. As a percentage of total revenue, outsourcing services revenue decreased to 33.5% in the nine months ended September 30, 1997 from 63.8% in the nine months ended September 30, 1996. The increase in outsourcing services revenue in absolute dollars was primarily attributable to the addition of two new outsourcing contracts in late 1996 and one in 1997 and was partially offset by the recognition of lesser amounts of revenue under the percentage-of-completion method on existing outsourcing contracts that were in their later phases. The decrease in outsourcing services revenue as a percentage of total revenue reflects the increased contribution of license revenue to total revenue during the nine months ended September 30, 1997 when compared to the same period in the prior year.

  License. License revenue was $12,744,000 in the nine months ended September 30, 1997 or 50.0% of total revenue, compared to $2,469,000 or 21.4% of total revenue in the nine months ended September 30, 1996. The Company's license revenue in the nine months ended September 30, 1997 was primarily attributable to the delivery of licensed software to additional end users and to increased license fees from value added integrators.

  Other Services. Other services revenue increased 145.3% to $4,207,000 in the nine months ended September 30, 1997 from $1,715,000 in the nine months ended September 30, 1996. As a percentage of total revenue, other services revenue was 16.5% in the nine months ended September 30, 1997 compared to 14.8% in the nine months ended September 30, 1996. The increase in other services revenue in absolute dollars was primarily attributable to an increase in consulting, training and client support services relating to the Company's year 2000 products and services.

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

  Cost of License Revenue. Cost of license revenue was $430,000 in the nine months ended September 30, 1997, or 3.4% of license revenue. Cost of license revenue was $40,000 in the nine months ended September 30, 1996, or 1.6% of license revenue. The increase in cost of revenue in absolute dollars was primarily attributable to the addition of employees and related resources to support additional end users and value added integrators.

  Cost of Other Services Revenue. Cost of other services revenue increased 80.8% to $3,605,000 in the nine months ended September 30, 1997 from $1,994,000 in the nine months ended September 30, 1996. Cost of other services revenue as a percentage of other services revenue decreased to 85.7% in the nine months ended September 30, 1997 from 116.3% in the nine months ended September 30, 1996. Cost of other services revenue increased in absolute dollars due to additional staffing in the Company's client support training and consulting organization related to increased customers of the Company's year 2000 products and services. Costs exceeded revenue in the nine months ended September 30, 1996 primarily as a result of expected cost overruns on one significant pilot engagement, which subsequently became a significant product license.

 Operating Expenses

  Sales and Marketing. Sales and marketing expenses increased 173.8% to $5,615,000 in the nine months ended September 30, 1997 from $2,051,000 in the nine months ended September 30, 1996. As a percentage of total revenue, sales and marketing expenses increased to 22.0% in the nine months ended September 30, 1997 from 17.8% in the nine months ended September 30, 1996. The increase in expenses in absolute dollars was primarily attributable to increased staffing, commissions, including an increase in sales referral fees to third parties, and promotional activities in conjunction with the launch of the Company's AutoEnhancer/2000 software in late 1996.

  Research and Development. Research and development expenses increased 30.7% to $5,578,000 in the nine months ended September 30, 1997 from $4,267,000 in the nine months ended September 30, 1996. As a percentage of total revenue, research and development expenses decreased to 21.9% in the nine months ended September 30, 1997 from 36.9% in the nine months ended September 30, 1996. The increase in research and development expenses in absolute dollars was primarily attributable to increased staffing for the product development efforts for the Company's year 2000 products and services and mass change technologies, including an increase in staffing effected through new hires and internal transfers.

  General and Administrative. General and administrative expenses increased 28.6% to $2,853,000 in the nine months ended September 30, 1997 from $2,218,000 in the nine months ended September 30, 1996. As a percentage of total revenue, general and administrative expenses decreased to 11.2% in the nine months ended September 30, 1997 from 19.2% in the nine months ended September 30, 1996. The increase in general and administrative expenses in absolute dollars was primarily due to additions to the Company's administrative staff, higher professional fees and increases in other general corporate expenses related to being a publicly held company.

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

  Provision For (Benefit From) Income Taxes. The Company recorded an income tax provision of $104,000 in the nine months ended September 30, 1997 versus a benefit of $205,000 in the nine months ended September 30, 1996. The provision was the result of an increase in taxable income and international taxes, which was substantially offset by the Company's expected utilization in 1997 of previously generated net operating loss carryforwards.

  Minority Interest in Consolidated Subsidiary. The minority interest in consolidated subsidiary increased to loss of $15,000 in the nine months ended September 30, 1997 from income of $15,000 in the nine months ended September 30, 1996. This change was the result of the increased profitability of Persist. At September 30, 1997 and 1996, the Company held a 63.7% equity interest in Persist.

Liquidity and Capital Resources

  The Company has financed its operations and capital expenditures primarily with the proceeds from sales of the Company's Convertible Preferred Stock and Common Stock, borrowings, advance payments for services from clients and internally generated cash flows. The Company's cash balances were $46,292,000 and $7,388,000 at September 30, 1997 and December 31, 1996, respectively. The Company's working capital was

$48,666,000 and $8,218,000, at September 30, 1997 and December 31, 1996,
respectively. On July 8, 1997, the Company closed an initial public offering of 4,025,000 shares (2,800,000 of which were offered by the Company and the balance by selling stockholders) of common stock at a price of $16.00 per share. The net proceeds to the Company from the offering after deducting offering expenses were approximately $40,664,000. The Company plans to use such proceeds for repayment of certain existing indebtedness, research and development, working capital and general corporate purposes and possible acquisitions, including the acquisition of MDI.

  The Company's operating activities provided cash of $260,000 and used cash of $4,275,000 during the nine months ended September 30, 1997 and September 30, 1996, respectively. The Company's generation of cash during the nine months ended September 30, 1997 was primarily caused by net income of $928,000 plus non-cash depreciation and amortization expense of $797,000 and a decrease in unbilled license revenue from related parties of $1,741,000. These increases were partially offset by an increase in accounts receivable of $1,806,000 and a decrease in deferred revenue of $1,880,000.

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

  The Company's financing activities provided cash of $40,224,000 and $5,585,000 during the nine months ended September 30, 1997 and 1996, respectively. The 1997 period includes the net proceeds of the Company's July 8, 1997 initial public offering. In March 1996, the Company raised aggregate net proceeds of $5,408,000 in private placements of the Company's convertible preferred stock and common stock. Net proceeds from the sales of such shares were used for the Company's general working capital needs, to make scheduled debt payments and for treasury stock acquisitions. The Company believes that the net proceeds from the sale of common stock in its initial public offering, together with cash generated from operations and existing cash balances and advances available under its revolving credit line agreement will be adequate to finance its capital requirements through 1997, including the cash portion of the MDI acquisition. To the extent that such amounts are insufficient to finance the Company's capital requirements, the Company will be required to raise additional funds through equity or debt financing. No assurance can be given that such financing will be available on terms acceptable to the Company and, if available, such financing may result in further dilution to the Company's stockholders and higher interest expense.

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

  The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. However, the Company experienced net losses in the years ended December 31, 1997 and 1998 which raises doubt about its ability to continue as a going concern. The Company's cash flow requirements depend on the results of future operations and the Company's continued existence is dependent upon its ability to achieve a cash flow breakeven position and/or to obtain additional sources of financing. The Company implemented a restructuring plan on December 2, 1998 to further reduce its expenses which included the elimination of approximately 45 employees and related facilities costs. The Company is also exploring strategic initiatives to raise additional funds. In addition, the Nasdaq Stock Market, Inc. has several requirements for listing on the Nasdaq National Market or the Nasdaq SmallCap Market. Failure to meet listing requirements may result in the Company being moved from the National Market to the SmallCap market or being de-listed. There can be no assurance that the Company will not be de-listed.

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

  Reductions in expenses on the sale of assets may not be adequate to bring the Company to a cash breakeven position. In addition, there can be no assurance that such actions will not have an adverse affect on the Company's ability to generate revenue or successfully implement any strategic alternatives under consideration. Failure to establish a cash flow breakeven position or raise additional funds through bank borrowings and/or equity and/or debt financing would adversely impact the Company's ability to continue as a going concern.

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

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings

  The Company and certain of its officers and directors were named as defendants in purported class action lawsuits filed in the United States District Court for the District of Massachusetts by Robert Downey on April 1, 1998, by Scott Cohen on April 7, 1998, by Timothy Bonnett on April 9, 1998, by Peter Lindsay on April 17, 1998, by Harry Teague on April 21, 1998, by Jesse Wijntjes on April 29, 1998, by H. Vance Johnson and H. Vance Johnson as Trustee for the I.O.R.D. Profit-Sharing Plan on May 6, 1998, by John B. Howard, M.D. on May 21, 1998 and by Helen Lee on May 28, 1998 (collectively, the "complaints"). The complaints principally alleged that the defendants violated federal securities laws by making false and misleading statements and by failing to disclose material information concerning the Company's December 1997 acquisition of substantially all of the assets and assumption of certain liabilities of the Millennium Dynamics, Inc. business from American Premier Underwriters, Inc., thereby allegedly causing the value of the Company's common stock to be artificially inflated during the purported class periods. In addition, the Howard complaint alleged a violation of federal securities laws as a result of the Company's purported failure to disclose material information in connection with the Company's initial public offering on July 2, 1997, and also named Montgomery Securities, Inc., Wessels, Arnold & Henderson, and H.C. Wainwright & Co., Inc. as defendants. The complaints further alleged that certain officers and/or directors of the Company sold stock in the open market during the class periods and sought unspecified damages. On or about June 1, 1998, all of the named plaintiffs and additional purported class members filed a motion for the appointment of several of those individuals as lead plaintiffs, for approval of lead and liaison plaintiffs' counsel and for consolidation of the actions. The Court granted that motion on June 18, 1998.

  On January 8, 1999, the plaintiffs filed a Consolidated Amended Complaint applicable to all previously filed actions. The Consolidated Amended Complaint alleges a class period of October 22, 1997 through October 26, 1998 and principally claims that the Company, two of its former officers and its president violated federal securities laws by purportedly making false and misleading statements (or omitting material information) concerning the MDI acquisition and the Company's revenue during the proposed class period, thereby allegedly causing the value of the Company's stock to be artificially inflated. Previously stated claims against the Company and its underwriters alleging violations of the federal securities laws as a result of purportedly inadequate or incorrect disclosure in connection with the Company's initial public offering are not included in the Consolidated Amended Complaint. Although the Company believes that it has meritorious defenses to the claims made in the Consolidated Amended Complaint and intends to contest the action vigorously, an adverse resolution of the lawsuit could have a material adverse effect on the Company's financial condition and results of operations in the period in which the litigation is resolved. The Company is not able to reasonably estimate potential losses, if any, related to the Consolidated Amended Complaint.

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

  Exhibit 11.* Statement re computation of per share earnings
  Exhibit 27.* Restated Financial Data Schedule
--------
* Restated in its entirety as filed with this Amendment No. 1 on Form 10-Q/A for the quarterly period ended September 30, 1997.

  (b) Reports on Form 8-K:

    None.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: January 20, 1999

                                          Peritus Software Services, Inc.

                                          By: /s/ John D. Giordano
                                            -----------------------------------
                                          John D. Giordano
                                          Vice President, Finance and Chief
                                           Financial Officer
                                          (Principal Financial Officer)

                        Peritus Software Services, Inc.
                                 Exhibit Index

           Exhibit No.                        Description
           ----------- --------------------------------------------------------
               11*     Statement re Computation of Net Income (Loss) per Common
                       Share and Pro forma Net Income (Loss) per Common Share
               27*     Restated Financial Data Schedule

--------
* Restated in its entirety as filed with this Amendment No. 1 on Form 10-Q/A for the quarterly period ended September 30, 1997.