Form 10-Q/A
period 1998-06-30
PERITUS SOFTWARE SERVICES INC
filed 1999-01-20
CIK 1011632

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

                                      OR

[_]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the Transition Period from                to
            .

                       COMMISSION FILE NUMBER 000-22647

                        PERITUS SOFTWARE SERVICES, INC.
            (Exact Name of Registrant as Specified in Its Charter)

             Massachusetts                             04-3126919
    (State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
    Incorporation or Organization)

     2 Federal Street, Billerica,                         01821
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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                        Shares outstanding
              Title of Class                            at August 10, 1998
              --------------                            ------------------
       Common Stock, $0.01 par value                        16,299,990

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                        PERITUS SOFTWARE SERVICES INC.

                                   FORM 10-Q

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                               TABLE OF CONTENTS

                                                                          Page
 Part I. Financial Information                                            ----
    Item 1. Financial Statements
            Consolidated Balance Sheet as of June 30, 1998 and December
             31, 1997...................................................    3
            Consolidated Statement of Operations for the Three and Six
             Months Ended June 30, 1998 and 1997........................    4
            Consolidated Statement of Cash Flows for the Six Months
             Ended June 30, 1998 and 1997...............................    5
            Notes to Unaudited Consolidated Financial Statements........    6
    Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations..................................   11
 Part II. Other Information
    Item 1. Legal Proceedings...........................................   22
    Item 6. Exhibits and Reports on Form 8-K............................   22
            Signatures..................................................   24

  The Registrant hereby amends its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, as amended, by restating Part I. Financial Information, Item 1. Financial Statements, and Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Part
II. Other Information, Item 1. Legal Proceedings and Item 6. Exhibits and Reports on Form 8-K, Exhibit 11. Statement re Computation of Net Income (loss) per common share, and Exhibit 27. Restated Financial Data Schedule, in their entirety.

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                        PERITUS SOFTWARE SERVICES, INC.

                           CONSOLIDATED BALANCE SHEET

                   (In thousands, except share-related data)

                                  (Unaudited)

                                                          June 30,  December 31,
                         ASSETS                            1998*       1997*
                         ------                           --------  ------------
Current assets:
 Cash and cash equivalents............................... $ 5,285     $11,340
 Short-term investments..................................   4,000       3,000
 Accounts receivable, net of allowance for doubtful
  accounts of $445 and $95, respectively and including
  amounts receivable from related parties of $944 and
  $289, respectively.....................................   9,397      12,627
 Costs and estimated earnings in excess of billings on
  uncompleted contracts, including amounts on uncompleted
  contracts with related parties of $171 and $250,
  respectively...........................................   2,783       2,547
 Prepaid expenses and other current assets...............   1,595         710
                                                          -------     -------
  Total current assets...................................  23,060      30,224
Property and equipment, net..............................   5,521       3,859
Intangibles and other assets, net........................   5,220       5,787
                                                          -------     -------
                                                          $33,801     $39,870
                                                          =======     =======
          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------
Current liabilities:
 Current portion of capital lease obligations............ $    91     $    51
 Current portion of long-term debt.......................     292         292
 Accounts payable........................................     970       1,650
 Billings in excess of costs and estimated earnings on
  uncompleted contracts..................................   1,114         976
 Deferred revenue........................................   1,747       2,818
 Other accrued expenses and current liabilities..........   2,836       3,506
                                                          -------     -------
  Total current liabilities..............................   7,050       9,293
Capital lease obligations................................     347         144
Long-term debt...........................................     123         269
                                                          -------     -------
  Total liabilities......................................   7,520       9,706
                                                          -------     -------
Minority interest in majority-owned subsidiary...........     147         159
                                                          -------     -------
Stockholders' equity:
 Common stock, $.01 par value; 50,000,000 shares
  authorized; 16,283,735 and 15,361,800 shares issued and
  outstanding at June 30, 1998 and December 31, 1997,
  respectively...........................................     163         154
 Additional paid-in capital.............................. 105,056     103,808
 Accumulated deficit..................................... (79,012)    (73,815)
 Note receivable from stockholder........................      --         (58)
 Cumulative translation adjustment.......................     (73)        (84)
                                                          -------     -------
  Total stockholders' equity.............................  26,134      30,005
                                                          -------     -------
                                                          $33,801     $39,870
                                                          =======     =======

--------
* Restated -- See Note 7.

  The accompanying notes are an integral part of these consolidated financial statements.

                        PERITUS SOFTWARE SERVICES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                   (In thousands, except share-related data)

                                  (Unaudited)

                                               Three Months      Six Months
                                                  Ended            Ended
                                                 June 30,         June 30,
                                              ---------------  ---------------
                                               1998*    1997    1998*    1997
                                              -------  ------  -------  ------
Revenue:
 Outsourcing services, including $1,034,
  $978, $2,248, and $1,953 from related
  parties, respectively...................... $ 2,793  $3,044  $ 5,415  $5,563
 License, including $277, $0, $277, and $0
  from related parties, respectively.........   3,754   4,643    7,839   8,787
 Other services, including $317, $0, $317,
  and $0 from related parties, respectively..   4,536   1,295    7,262   2,491
                                              -------  ------  -------  ------
  Total revenue..............................  11,083   8,982   20,516  16,841
                                              -------  ------  -------  ------
Cost of revenue:
 Cost of outsourcing services, including
  $421, $592, $1,134 and $965 from related
  parties, respectively......................   1,896   2,358    4,007   4,403
 Cost of license.............................     510     148    1,046     275
 Cost of other services, including $56, $0,
  $56, and $0 from related parties,
  respectively...............................   2,632   1,036    5,085   2,325
                                              -------  ------  -------  ------
  Total cost of revenue......................   5,038   3,542   10,138   7,003
                                              -------  ------  -------  ------
  Gross profit...............................   6,045   5,440   10,378   9,838
                                              -------  ------  -------  ------
Operating expenses:
 Sales and marketing.........................   3,266   2,035    6,375   3,418
 Research and development....................   2,001   1,969    5,045   3,603
 General and administrative..................   1,301     875    3,048   1,800
 Restructuring charge........................   1,439      --    1,439      --
                                              -------  ------  -------  ------
  Total operating expenses...................   8,007   4,879   15,907   8,821
                                              -------  ------  -------  ------
 Income (loss) from operations...............  (1,962)    561   (5,529)  1,017
Interest income (expense), net...............     185      (7)     345      20
                                              -------  ------  -------  ------
 Income (loss) before income taxes and
  minority interest in majority-owned
  subsidiary.................................  (1,777)    554   (5,184)  1,037
Provision for income taxes...................      25     124       25     172
                                              -------  ------  -------  ------
 Income (loss) before income taxes and
  minority interest in majority-owned
  subsidiary.................................  (1,802)    430   (5,209)    865
Minority interest in majority-owned
 subsidiary..................................      37      (8)     (12)     21
                                              -------  ------  -------  ------
  Net income (loss)..........................  (1,839)    438   (5,197)    844
Accrual of cumulative dividends on Series A
 and B redeemable convertible preferred
 stock.......................................     --      444      --      675
Accretion to redemption of redeemable common
 stock rights................................     --       31      --       57
                                              -------  ------  -------  ------
Net income (loss) available to common
 stockholders................................ $(1,839) $  (37) $(5,197) $  112
                                              =======  ======  =======  ======
Net income (loss) per common share:
 Basic....................................... $ (0.11) $(0.01) $ (0.32) $ 0.02
                                              =======  ======  =======  ======
 Diluted..................................... $ (0.11) $(0.01) $ (0.32) $ 0.01
                                              =======  ======  =======  ======
Weighted average common shares outstanding:
 Basic.......................................  16,179   6,000   16,082   5,944
                                              =======  ======  =======  ======
 Diluted.....................................  16,179   6,000   16,082   8,531
                                              =======  ======  =======  ======

--------
* Restated--See Note 7.

  The accompanying notes are an integral part of these consolidated financial statements.

                        PERITUS SOFTWARE SERVICES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (In Thousands)

                                  (Unaudited)

                                                               Six Months
                                                             Ended June 30,
                                                             ----------------
                                                              1998*    1997
                                                             -------  -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
Net income (loss)........................................... $(5,197) $   844
Adjustments to reconcile net income (loss) to net cash used
 for operating activities:
 Depreciation and amortization..............................   1,660      495
 Minority interest in majority-owned subsidiary.............     (12)      21
 Changes in assets and liabilities, net of effects from
  acquisitions:
  Accounts receivable.......................................   3,230   (3,833)
  Costs and estimated earnings in excess of billings on
   uncompleted contracts....................................    (236)     224
  Unbilled license revenue from related parties.............      --      400
  Prepaid expenses and other current assets.................    (885)    (475)
  Other assets..............................................     (52)      10
  Accounts payable..........................................    (680)     427
  Billings in excess of costs and estimated earnings on
   uncompleted contracts....................................     138      (52)
  Deferred revenue..........................................  (1,071)  (2,255)
  Other accrued expenses and other current liabilities......    (670)     123
                                                             -------  -------
    Net cash used for operating activities..................  (3,775)  (4,071)
                                                             -------  -------
Cash flows from investing activities:
 Purchase of short-term investments.........................  (1,000)      --
 Investments in consolidated subsidiary.....................      --     (111)
 Purchases of property and equipment........................  (2,415)    (779)
                                                             -------  -------
    Net cash used for investing activities..................  (3,415)    (890)
                                                             -------  -------
Cash flows from financing activities:
 Proceeds from long-term debt...............................      --      200
 Principal payments on long-term debt.......................    (146)    (105)
 Principal payments on capital lease obligations............     (45)     (34)
 Proceeds from exercise of stock options....................   1,001       23
 Proceeds from sale of common stock.........................     256       --
 Proceeds from payment of note receivable from stockholder..      58       --
                                                             -------  -------
    Net cash provided by financing activities...............   1,124       84
                                                             -------  -------
Effects of exchange rates on cash and cash equivalents......      11      (38)
                                                             -------  -------
Net decrease in cash and cash equivalents...................  (6,055)  (4,915)
Cash and cash equivalents, beginning of period..............  11,340    7,388
                                                             -------  -------
Cash and cash equivalents, end of period.................... $ 5,285  $ 2,473
                                                             =======  =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
 Cash paid for income taxes................................. $    78  $    --
 Cash paid for interest.....................................      34      109

--------
* Restated--See Note 7.

  The accompanying notes are an integral part of these consolidated financial statements.

                        PERITUS SOFTWARE SERVICES, INC.

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

  The accompanying unaudited consolidated financial statements include the accounts of Peritus Software Services, Inc. and its subsidiaries (the "Company") and have been prepared by the Company without audit in accordance with the Company's accounting policies, as described in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission ("SEC"). In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which other than the restatement adjustments described in Note 7, consist only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's 1997 Annual Report on Form 10-K. The operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year ending December 31, 1998.

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

                        PERITUS SOFTWARE SERVICES, INC.

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

                                             Balance                  Balance
                                            March 31, Q2 1998 Q2 1998 June 30,
                                              1997    Accrual Charges   1998
                                            --------- ------- ------- --------
                                                      (in thousands)
Provision for severance and benefit
 payments to terminated employees..........    $--    $  947   $(526)   $421
Provisions related to closure of
 facilities................................     --       327      --     327
Other......................................     --       165     (41)    124
                                               ---    ------   -----    ----
  Total....................................    $--    $1,439   $(567)   $872
                                               ===    ======   =====    ====

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

  For the three and six months ended June 30, 1998 and 1997, the Company's comprehensive income (loss) was as follows:

                                  Three Months Ended      Six Months Ended
                                       June 30,               June 30,
                                 ---------------------  ---------------------
                                    1998*       1997       1998*       1997
                                 -----------  --------  -----------  --------
Net income (loss)............... $(1,839,000) $438,000  $(5,197,000) $844,000
Cumulative translation
 adjustment.....................      14,000   (31,000)      11,000   (38,000)
                                 -----------  --------  -----------  --------
                                 $(1,825,000) $407,000  $(5,186,000) $806,000
                                 ===========  ========  ===========  ========

--------
* Restated--See Note 7.

5. Net Income (Loss) Per Share

  In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share", which supersedes Accounting Principles Board Opinion Accounting ("APB") No. 15 and specifies the computation, presentation and disclosure requirements of earnings per share. SFAS No. 128 requires the presentation of "basic" earnings per share and "diluted" earnings per share. Basic earnings per share is computed by dividing the net income
(loss) available to common stockholders by the weighted average shares of

                        PERITUS SOFTWARE SERVICES, INC.

outstanding common stock. For purposes of calculating diluted earnings per share, the denominator includes both the weighted average shares of common stock outstanding and when not anti-dilutive, potential common stock including outstanding stock options.

  The Company adopted SFAS No. 128 in the fourth quarter of 1997 and has restated earnings per share amounts for all periods presented herein, as required.

6. Recently Issued Accounting Standards

  In October 1997, the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition". SOP 97-2 provides guidance on the timing and amount of revenue recognition when licensing, selling, leasing or otherwise marketing computer software and is effective for transactions entered into during fiscal years beginning after December 15, 1997. On March 18, 1998, the FASB cleared a new SOP that provides for the one-year deferral of certain provisions of SOP 97-2 pertaining to its requirements for what constitutes vendor-specific evidence of the fair value of multiple elements included in an arrangement. It is AcSEC's stated intention to immediately begin a project to consider whether guidance is needed on any restrictions that should be placed on what constitutes evidence of fair value and, if so, what the guidance should be. Because of the uncertainties with respect to the outcome of any such project, the Company believes that the impact of the deferred provisions of SOP 97-2 on its financial position or results of operations upon expiration of the one-year deferral period is not currently determinable. However, the Company believes that those provisions of SOP 97-2 that have not been deferred and, therefore, were effective as of January 1, 1998, have not materially affected its financial position or results of operations.

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

7. Subsequent Events

 Restatement of Quarterly and Annual Results of Operations

  During a review of the Company's 1998 third quarter financial results performed by Peritus' management, the Audit Committee of the Company's Board of Directors and the Company's independent auditor, PricewaterhouseCoopers LLP, the Company determined that the Company's results of operations for the quarterly periods ended March 31, 1998 and June 30, 1998 and the year ended December 31, 1997 required restatement. The 1998 restatements first relate to the recording by Peritus of approximately $1.09 million of software license revenue for a single customer in the second quarter of 1998. Peritus believed that the amount of software license revenue as originally recorded reflected a part of an approximately $1.9 million business arrangement agreed to between the parties under a signed purchase order. The Company has since determined

                        PERITUS SOFTWARE SERVICES, INC.

that the customer did not require a separate license and, therefore, no license revenue should have been recorded. The balance of the 1998 restatements relate primarily to the Company's incorrect interpretation of the complex provisions regarding recognition of revenue for combined software/services arrangements under SOP 97-2, issued by the AICPA, and effective for the Company as of January 1, 1998. In applying the Statement to its new year 2000 renovation offerings which the Company commenced in the first quarter, the Company mistimed the recognition of revenue between quarters under certain contracts providing for the delivery of combined software and services. The restatement for the year ended December 31, 1997 involved $571,000 of license revenue and $21,000 of associated maintenance revenue originally recorded in the fourth quarter of 1997. The Company has determined that the software involved was not shipped until 1998. The Company encountered collection difficulties with the customer during 1998. Despite entering into a settlement agreement with the customer in the second quarter of 1998, the Company concluded in the third quarter of 1998 that it would be unable to realize the amounts recorded. Accordingly, the Company has restated its 1997 results to remove the $592,000 of revenue involved and has not recorded this revenue in any subsequent period.

  In the opinion of management, all adjustments necessary to revise the quarterly and year-end financial statements have been recorded. Following is a summary of the results of operations for the quarterly periods ended March 31, 1998 and June 30, 1998 and the year ended December 31, 1997 (in thousands, except per share-related data):

                                   Quarterly Periods Ended
                                 ----------------------------
                                                                 Year Ended
                                 March 31, 1998 June 30, 1998 December 31, 1997
                                 -------------- ------------- -----------------
As previously reported:
  Revenue.......................    $10,150        $11,830        $ 40,301
  Loss from operations..........     (2,775)        (1,102)        (67,582)
  Net loss......................     (2,566)          (979)        (66,910)
  Basic and diluted net loss per
   share........................    $ (0.16)       $ (0.06)       $  (6.97)
                                   Quarterly Periods Ended
                                 ----------------------------
                                                                 Year Ended
                                 March 31, 1998 June 30, 1998 December 31, 1997
                                 -------------- ------------- -----------------
As restated:
  Revenue.......................    $ 9,433        $11,083        $ 39,709
  Loss from operations..........     (3,567)        (1,962)        (68,174)
  Net loss......................     (3,358)        (1,839)        (67,490)
  Basic and diluted net loss per
   share........................    $ (0.21)       $ (0.11)       $  (7.03)

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

                        PERITUS SOFTWARE SERVICES, INC.

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

 In-Process Research and Development

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

 Disposition of Majority-owned Subsidiary

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

 Restatement of Quarterly and Annual Results of Operations

  During a review of the Company's 1998 third quarter financial results performed by Peritus' management, the Audit Committee of the Company's Board of Directors and the Company's independent auditor, PricewaterhouseCoopers LLP, the Company determined that the Company's results of operations for the quarterly periods ended March 31, 1998 and June 30, 1998 and the year ended December 31, 1997 required restatement. The 1998 restatements first relate to the recording by Peritus of approximately $1.09 million of software license revenue for a single customer in the second quarter of 1998. Peritus believed that the amount of software license revenue as originally recorded reflected a part of an approximately $1.9 million business arrangement agreed to between the parties under a signed purchase order. The Company has since determined that the customer did not require a separate license and, therefore, no license revenue should have been recorded. The balance of the 1998 restatements relate primarily to the Company's incorrect interpretation of the complex provisions regarding recognition of revenue for combined software/services arrangements under Statement of Position ("SOP") 97-2, "Software Revenue Recognition," issued by the American Institute of Certified Public Accountants ("AICPA"), and effective for the Company as of January 1, 1998. In applying the Statement to its new year 2000 renovation offerings which the Company commenced in the first quarter, the Company mistimed the recognition of revenue between quarters under certain contracts providing for the delivery of combined software and services. The restatement for the year ended December 31, 1997 involved $571,000 of license revenue and $21,000 of associated maintenance revenue originally recorded in the fourth quarter of 1997. The Company has determined that the software involved was not shipped until 1998. The Company encountered collection difficulties with the customer during 1998. Despite entering into a settlement agreement with the customer in the second quarter of 1998, the Company concluded in the third quarter of 1998 that it would be unable to realize the amounts recorded. Accordingly, the Company has restated its 1997 results to remove the $592,000 of revenue involved and has not recorded this revenue in any subsequent period.

  In the opinion of management, all adjustments necessary to revise the quarterly and year-end financial statements have been recorded. Following is a summary of the results of operations for the quarterly periods ended March 31, 1998 and June 30, 1998 and the year ended December 31, 1997 (in thousands, except per share-related data):

                                   Quarterly Periods Ended
                                 ----------------------------
                                                                 Year Ended
                                 March 31, 1998 June 30, 1998 December 31, 1997
                                 -------------- ------------- -----------------
As previously reported:
  Revenue.......................    $10,150        $11,830        $ 40,301
  Loss from operations..........     (2,775)        (1,102)        (67,582)
  Net loss......................     (2,566)          (979)        (66,910)
  Basic and diluted net loss per
   share........................    $ (0.16)       $ (0.06)       $  (6.97)
                                   Quarterly Periods Ended
                                 ----------------------------
                                                                 Year Ended
                                 March 31, 1998 June 30, 1998 December 31, 1997
                                 -------------- ------------- -----------------
As restated:
  Revenue.......................    $ 9,433        $11,083        $ 39,709
  Loss from operations..........     (3,567)        (1,962)        (68,174)
  Net loss......................     (3,358)        (1,839)        (67,490)
  Basic and diluted net loss per
   share........................    $ (0.21)       $ (0.11)       $  (7.03)


 In-Process Research and Development

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

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

 Revenue

  Total revenue increased 23.4% to $11,083,000 in the three months ended June 30, 1998 from $8,982,000 in the three months ended June 30, 1997. This increase in revenue was due to an increase in year 2000 renovation sources performed by the Company using the Auto Enhancer/2000 software and the Vantage YR2000 products. During the three months ended June 30, 1998, one customer generated 22.8% of total revenue. International revenue increased 107.4% to $1,178,000 in 1998 from $568,000 in 1997. On July 20, 1998, the Company divested its entire interest in its majority owned Spanish subsidiary, Persist S.A. ("Persist") for cash of $600,000 less adjustments for certain inter-company balances then outstanding. The former minority shareholders of Persist now own all of that entity. Persist and value added integrators, distributors, and end users generated 37.6% and 62.4%, respectively of the Company's international revenue in the three months ended June 30, 1998. Persist generated substantially all of the Company's international revenue in 1997.

 Outsourcing Services

  Outsourcing services revenue decreased 8.2% to $2,793,000 in the three months ended June 30, 1998 from $3,044,000 in the three months ended June 30, 1997. The decrease in outsourcing services revenue in absolute dollars was primarily attributable to the termination of one outsourcing contract and the recognition of lesser amounts of revenue under the percentage-of-completion method on existing outsourcing contracts that were in their later phases during 1998. As a percentage of total revenue, outsourcing services revenue decreased to 25.2% in the three months ended June 30, 1998 from 33.9% in the three months ended June 30, 1997. The decrease in outsourcing services revenue as a percentage of total revenue reflects the increased contribution of license and other services revenue to total revenue during the three months ended June 30, 1998 when compared to the comparable period for the prior year. Outsourcing services remain a major component of the solutions offered by the Company, and the Company anticipates that such services will continue to account for a significant portion of total revenue for the foreseeable future. In July 1998, the Company announced its outsourcing offerings, "Software Asset Maintenance for Software Providers" and "Software Asset Maintenance for Information Systems", which are outsourcing solutions designed specifically for the manufacturers of system software and software products and for information technology departments that maintain application software, respectively.

 License

  License revenue was $3,754,000 in the three months ended June 30, 1998 or 33.9% of total revenue, compared to $4,643,000, or 51.7% of total revenue, in the three months ended June 30, 1997. The decrease in license revenue for the three months ended June 30, 1998 was primarily attributable to the decrease in direct delivery of licensed software to end users and to decreased license fees from value added integrators.

 Other Services

  Other services revenue increased 250.3% to $4,536,000 in the three months ended June 30, 1998 from $1,295,000 in the three months ended June 30, 1997. As a percentage of total revenue, other services revenue was 40.9% in the three months ended June 30, 1998 and 14.4% in the three months ended June 30, 1997. The increase in other services revenue in absolute dollars was primarily attributable to an increase in year 2000 renovation services performed by Company personnel using the Company's year 2000 products.

Cost of Revenue

 Cost of Outsourcing Services Revenue

  Cost of outsourcing services revenue consists primarily of salaries, benefits and overhead costs associated with delivering outsourcing services to clients. The cost of outsourcing services revenue decreased 19.6% to $1,896,000 in the three months ended June 30, 1998 from $2,358,000 for the three months ended June 30, 1997. Cost of outsourcing services revenue as a percentage of outsourcing services revenue decreased to 67.9% in the three months ended June 30, 1998 from 77.5% in the three months ended June 30, 1997. The decrease in costs of outsourcing services revenue in absolute dollars was due primarily to the reduction of resources related to the termination of one outsourcing contract.

 Cost of License Revenue

  Cost of license revenue consists primarily of salaries, benefits, amortization expense of intangibles related to the MDI acquisition and related overhead costs associated with license-related materials packaging and freight. Cost of license revenue was $510,000 in the three months ended June 30, 1998, or 13.6% of license revenue compared to $148,000 or 3.2% of license revenue, in the three months ended June 30, 1997. The increase in cost of license revenue in absolute dollars was primarily attributable to the addition of employees and related resources to support additional end users and value added integrators and the amortization of intangibles related to the MDI acquisition.

 Cost of Other Services Revenue

  Cost of other services revenue consists primarily of salaries, benefits and related overhead costs associated with delivering other services to clients. Cost of other services revenue increased 154.1% to $2,632,000 in the three months ended June 30, 1998 from $1,036,000 in the three months ended June 30, 1997. Cost of the services revenue as a percentage of other services revenue decreased to 58.0% in the three months ended June 30, 1998 from 80.0% in the three months ended June 30, 1997. Costs increased in absolute dollars in the three months ended June 30, 1998 due to additional staffing the Company required to support the demand for the Company's year 2000 renovation services.

Operating Expenses

 Sales and Marketing

  Sales and marketing expenses consist primarily of salaries, commissions and related overhead costs for sales and marketing personnel; sales referral fees to third parties; advertising programs; and other promotional activities. Sales and marketing expenses increased 60.5% to $3,266,000 in the three months ended June 30, 1998 from $2,035,000 in the three months ended June 30, 1997. As a percentage of total revenue, sales and marketing expenses increased to 29.5% in the three months ended June 30, 1998 from 22.7% in the three months ended June 30, 1997. The increase in expenses in absolute dollars and as a percentage of revenue was primarily attributable to increased staffing, commissions, including an increase in sales referral fees to third parties, and promotional activities in conjunction with the Company's year 2000 software products and services in 1998.

 Research and Development

  Research and development expenses consist primarily of salaries, benefits and related overhead costs for engineering and technical personnel and outside engineering consulting services associated with developing new products and enhancing existing products. Research and development expenses increased to $2,001,000 in the three months ended June 30, 1998 from $1,969,000 in the three months ended June 30, 1997. As a percentage of total revenue, research and development expenses decreased to 18.1% in the three months ended June 30, 1998 from 21.9% in the three months ended June 30, 1997.

 General and Administrative

  General and administrative expenses consist primarily of salaries and related costs for the finance and accounting, human resources, legal services, information systems and other administrative departments of the Company, as well as legal and accounting expenses and the amortization of intangible assets associated with the Vista acquisition. General and administrative expenses increased 48.7% to $1,301,000 in the three months ended June 30, 1998 from $875,000 in the three months ended June 30, 1997. As a percentage of total revenue, general and administrative expenses increased to 11.7% in the three months ended June 30, 1998 from 9.7% in the three months ended June 30, 1997. The increase in general and administrative expenses in absolute dollars was primarily due to additions to the Company's administrative staff to support growth, higher professional fees and increases in other general corporate expenses as well as increased costs associated with being a publicly traded company.

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

Minority Interest in Majority-owned Subsidiary

  The minority interest in majority-owned subsidiary represents the equity interest in the operating results of Persist held by stockholders of Persist other than the Company. The minority interest in majority-owned subsidiary decreased to a loss of $37,000 in the three months ended June 30, 1998 from income of $8,000 in the three months ended June 30, 1997. This change was the result of the increased profitability of Persist. At June 30, 1998 and 1997, the Company held a 63.0% equity interest in Persist.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

 Revenue

  Total revenue increased 21.8% to $20,516,000 in the six months ended June 30, 1998 from $16,841,000 in the six months ended June 30, 1997. This increase in revenue was primarily due to an increase in year 2000 renovation services performed by the Company using the Auto Enhancer/2000 software and Vantage YR2000 products. During the six months ended June 30, 1998, one customer generated 12.3% of total revenue. International revenue increased 138.6% to $3,102,000 in the six months ended June 30, 1998 from $1,300,000 in the six months ended June 30, 1997. On July 20, 1998, the Company divested its entire interest in its majority owned Spanish subsidiary, Persist S.A. ("Persist") for cash of $600,000 less adjustments for certain inter-company balances then outstanding. The former minority shareholders of Persist now own all of that entity. Persist and value added integrators, distributors, and end users generated 35.1% and 64.9%, respectively of the Company's international revenue in the six months ended June 30, 1998. Persist generated substantially all of the Company's international revenue in the six months ended June 30, 1997.

 Outsourcing Services

  Outsourcing services revenue decreased 2.7% to $5,415,000 in the six months ended June 30, 1998 from $5,563,000 in the six months ended June 30, 1997. The decrease in outsourcing services revenue in absolute dollars was primarily attributable to the termination of one significant outsourcing contract and by the recognition of lesser amounts of revenue under the percentage-of-completion method on existing outsourcing contracts that were in their later phases during 1998. As a percentage of total revenue, outsourcing services revenue decreased to 26.4% in the six months ended June 30, 1998 from 33.0% in the six months ended June 30, 1997. The decrease in outsourcing revenue as a percentage of total revenue reflects the increased contribution of license and renovation services revenue to total revenue during the six months ended June 30, 1998. Outsourcing services remain a major component of the solutions offered by the Company, and the Company anticipates that such services will continue to account for a significant portion of total revenue for the foreseeable future. In July 1998, the Company announced its outsourcing offerings, "Software Asset Maintenance for Software Providers" and "Software Asset Maintenance for Information Systems", which are outsourcing solutions designed specifically for the manufacturers of system software and software products and for information technology departments that maintain application software, respectively.

 License

  License revenue was $7,839,000 in the six months ended June 30, 1998 or 38.2% of total revenue, compared to $8,787,000, or 52.2% of total revenue, in the six months ended June 30, 1997. The decrease in license revenue for the six months ended June 30, 1998 was primarily attributable to the decrease in the delivery of licensed software to additional end users.

 Other Services

  Other services revenue increased 191.5% to $7,262,000 in the six months ended June 30, 1998 from $2,491,000 in the six months ended June 30, 1997. As a percentage of total revenue, other services revenue was 35.4% in the six months ended June 30, 1998 and 14.8% in the six months ended June 30, 1997. The increase in other services revenue in absolute dollars was primarily attributable to an increase in year 2000 services performed by Company personnel using Company's year 2000 products.

Cost of Revenue

 Cost of Outsourcing Services Revenue

  Cost of outsourcing services revenue consists primarily of salaries, benefits and overhead costs associated with delivering outsourcing services to clients. The cost of outsourcing services revenue decreased 9.0% to $4,007,000 in the six months ended June 30, 1998 from $4,403,000 for the six months ended June 30, 1997. Cost of outsourcing services revenue as a percentage of outsourcing services revenue decreased to 74.0% in the six months ended June 30, 1998 and from 79.1% in the six months ended June 30, 1997. The decrease in costs of outsourcing services revenue in absolute dollars was due primarily to the termination of one outsourcing contract.

 Cost of License Revenue

  Cost of license revenue consists primarily of salaries, benefits, amortization expense of intangibles related to the MDI acquisition and related overhead costs associated with license-related materials packaging and freight. Cost of license revenue was $1,046,000 in the six months ended June 30, 1998, or 13.3% of license revenue compared to $275,000 or 3.1% of license revenue, in the six months ended June 30, 1997. The increase in cost of license revenue in absolute dollars was primarily attributable to the addition of employees and related resources to support additional end users and value added integrators and the amortization of intangibles related to the MDI acquisition.

 Cost of Other Services Revenue

  Cost of other services revenue consists primarily of salaries, benefits and related overhead costs associated with delivering other services to clients. Cost of other services revenue increased 118.7% to $5,085,000 in the six months ended June 30, 1998 from $2,325,000 in the six months ended June 30, 1997. Cost of the services revenue as a percentage of other services revenue decreased to 70.0% in the six months ended June 30, 1997 from 93.3% in the three months ended June 30, 1997. Costs increased in absolute dollars in the six months ended June 30, 1998 due to additional staffing the Company required to support the demand from the Company's year 2000 renovation products and services.

Operating Expenses

 Sales and Marketing

  Sales and marketing expenses consist primarily of salaries, commissions and related overhead costs for sales and marketing personnel; sales referral fees to third parties; advertising programs; and other promotional activities. Sales and marketing expenses increased 86.5% to $6,375,000 in the six months ended June 30, 1998 from $3,418,000 in the six months ended June 30, 1997. As a percentage of total revenue, sales and marketing expenses increased to 31.1% in the six months ended June 30, 1998 from 20.3% in the three months ended June 30, 1997. The increase in expenses in absolute dollars and as a percentage of revenue was primarily attributable to increased staffing, commissions, including an increase in sales referral fees to third parties, and promotional activities in conjunction with the Company's year 2000 software products and services in 1998.

 Research and Development

  Research and development expenses consist primarily of salaries, benefits and related overhead costs for engineering and technical personnel and outside engineering consulting services associated with developing new products and enhancing existing products. Research and development expenses increased 40.0% to $5,045,000 in the six months ended June 30, 1998 from $3,603,000 in the six months ended June 30, 1997. As percentage of total revenue, research and development expenses increased to 24.6% in six months ended June 30, 1998 from 21.4% in the six months ended June 30, 1997. The increase in research and development expenses in absolute dollars was primarily attributable to increased staffing for the product development efforts for the Company's year 2000 products and services and mass change technologies, including an increase in staffing effected through new hires and internal transfers.

 General and Administrative

  General and administrative expenses consist primarily of salaries and related costs for the finance and accounting, human resources, legal services, information systems and other administrative departments of the Company, as well as legal and accounting expenses and the amortization of intangible assets associated with Vista acquisition. General and administrative expenses increased 69.3% to $3,048,000 in the six months ended June 30, 1998 from $1,800,000 in the six months ended June 30, 1997. As a percentage of total revenue, general and administrative expenses increased to 14.9% in the six months ended June 30, 1998 from 10.7% in the six months ended June 30, 1997. The increase in general and administrative expenses in absolute dollars was primarily due to additions to the Company's administrative staff to support growth, higher professional fees and increases in other general corporate expenses as well as increased costs associated with being a publicly traded company.

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

 Minority Interest in Majority-owned Subsidiary

  The minority interest in majority-owned subsidiary represents the equity interest in the operating results of Persist held by stockholders of Persist other than the Company. The minority interest in majority-owned subsidiary increased to income of $12,000 in the six months ended June 30, 1998 from a loss of $21,000 in the six months ended June 30, 1997. This change was the result of the decreased profitability of Persist. As of June 30, 1998 and 1997, the Company held a 63.0% equity interest in Persist.

Liquidity and Capital Resources

  Historically, the Company has financed its operations and capital expenditures primarily with the proceeds from sales of the Company's convertible preferred stock and common stock, borrowings and advance payments for services from clients. The Company's cash balances were $5,285,000 and $11,340,000 at June 30, 1998 and December 31, 1997, respectively. The Company's working capital was $16,010,000 and $20,931,000 at June 30,

1998 and December 31, 1997, respectively. The Company's operating activities used cash of $3,775,000 and $4,071,000 during the six months ended June 30, 1998 and 1997, respectively. The Company's use of cash during the six months ended June 30, 1998 was primarily caused by net loss of $5,197,000 less non-cash depreciation and amortization expense of $1,660,000, an increase in prepaid expenses and other current assets of $885,000 and a decrease in accounts payable, deferred revenue and other accrued expenses and current liabilities of $2,421,000. These uses of cash were partially offset by a decrease in accounts receivable of $3,230,000.

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

    *Exhibit 10.1. Employment Agreement dated as of May 18, 1998 between the
                   Company and Richard Wilkie

    *Exhibit 10.2. Employment Agreement dated as of May 18, 1998 between the
                   Company and Peter Espinosa

    *Exhibit 10.3. Promissory Note of Peter Espinosa payable to the Company dated May 29, 1998


    *Exhibit 10.4. Service Agreement dated as of November 18, 1997 by and between the Company and Great American Insurance Company

   **Exhibit 11.   Statement re computation of per share earnings

   **Exhibit 27.   Restated Financial Data Schedule

--------
 * Previously filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, as filed with the Securities and Exchange Commission on August 14, 1998.
** Restated in its entirety as filed with this Amendment No.1 on Form 10-Q/A for the quarterly period ended June 30, 1998.

  (b) Reports on Form 8-K

    None.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: January 20, 1999

                                          Peritus Software Services, Inc.

                                          By: /s/ John D. Giordano
                                             -------------------------------
                                            John D. Giordano Vice President,
                                            Finance and Chief Financial
                                            Officer
                                            (Principal Financial Officer)

                        Peritus Software Services, Inc.

                        Amendment No. 1 on Form 10-Q/A

                 For the Quarterly Period Ended June 30, 1998

                                 Exhibit Index


 Exhibit No.                               Description
 --------------- --------------------------------------------------------------
  *Exhibit 10.1. Employment Agreement dated as of May 18, 1998 between the
                 Company and Richard Wilkie

  *Exhibit 10.2. Employment Agreement dated as of May 18, 1998 between the
                 Company and Peter Espinosa

  *Exhibit 10.3. Promissory Note of Peter Espinosa payable to the Company dated
                 May 29, 1998

  *Exhibit 10.4. Service Agreement dated as of November 18, 1997 by and between the Company and Great American Insurance Company

 **Exhibit 11.   Statement re computation of net income (loss) per common share

 **Exhibit 27.   Restated Financial Data Schedule

--------
 * Previously filed with the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998, as filed with the Securities and Exchange Commission on August 14, 1998.
** Restated in its entirety as filed with this Amendment No. 1 on Form 10-Q/A for the quarterly period ended June 30, 1998.