Form 10-K405
period 1998-12-31
PERITUS SOFTWARE SERVICES INC
filed 1999-04-15
CIK 1011632

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                   FORM 10-K

                 FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
          SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 1998


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


                              TITLE OF EACH CLASS
                              -------------------
                                 NOT APPLICABLE

                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
                   -----------------------------------------
                                NOT APPLICABLE


SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         COMMON STOCK, $0.01 PAR VALUE
                               (TITLE OF CLASS)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X .   No _____.
                                                ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

  As of March 19, 1999 the aggregate market value of voting common stock held by non-affiliates of the registrant was approximately $4,508,334. As of that date, there were 16,349,986 shares outstanding of the registrant's common stock, $0.01 par value. The registrant has no shares of non-voting common stock authorized or outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Parts of the definitive Proxy Statement for the 1999 Annual Meeting of Stockholders of the Company to be filed with the Securities and Exchange commission not later than 120 days after December 31, 1998, are incorporated by reference into Part III of this Annual Report on Form 10-K.

                        PERITUS SOFTWARE SERVICES INC.

                                   FORM 10-K

                                 ANNUAL REPORT

                               TABLE OF CONTENTS


                                                                                                                Page
                                                                                                                -----
                                    PART I
Item 1.       Business.....................................................................................       4
Item 2.       Properties...................................................................................      16
Item 3.       Legal Proceedings............................................................................      17
Item 4.       Submission of Matters to a Vote of Security Holders..........................................      18

                                    PART II

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters........................      19
Item 6.       Selected Financial Data......................................................................      20
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations........      22
Item 7A.      Quantitative and Qualitative Disclosures about Market Risk...................................      45
Item 8.       Financial Statements and Supplementary Data..................................................      46
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........      75

                                   PART III

Item 10.      Directors and Executive Officers of the Registrant...........................................      76
Item 11.      Executive Compensation.......................................................................      77
Item 12.      Security Ownership of Certain Beneficial Owners and Management...............................      78
Item 13.      Certain Relationships and Related Transactions...............................................      79

                                    PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K..............................      80

SIGNATURES.

  Peritus is a registered trademark, Automate:2000 is a registered service mark, AutoEnhancer is a trademark and Renovation Quality Evaluation and Software Asset Maintenance are service marks of Peritus Software Services, Inc. Vantage YR 2000 is a trademark of Millennium Dynamics, Inc.


  From time to time, information provided by the Registrant or statements made by its employees may contain "forward-looking" statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements.

  This Annual Report may contain forward looking statements which involve risks and uncertainties. The Registrant's actual results may differ materially from the results discussed in such statements. Certain factors that could cause such a difference include, without limitation, the factors listed below in "Factors That May Affect Future Results".

PART I.

ITEM 1.   BUSINESS

COMPANY CURRENT CONDITION AND REVISED STRATEGY

  In the second half of 1998, the overall market for the year 2000 tools and services of Peritus Software Services, Inc. ("Peritus" or the "Company") contracted dramatically, resulting in substantial financial losses. In response, the Company substantially reduced its workforce in September of 1998 and again in December of 1998. As a result of the Company's degraded financial condition, the Company began encountering major obstacles in obtaining new outsourcing business. Since most outsourcing engagements are multi-year and involve critical applications, prospective new clients, although interested in the capabilities and technology of the Company, have been reluctant or unwilling to commit to contracts. Despite the significant reduction in the overall cost structure as a result of the September and December actions, the Company was unable to achieve a cash flow break-even position in the first quarter of 1999 and is considering various alternatives including the possibility of filing for the protection against creditors under applicable bankruptcy laws. The Company again reduced its workforce in April of 1999, eliminating the majority of sales, marketing and year 2000 resources.

  The Company's current strategy is to minimize expenses, while preserving its principal saleable assets: its outsourcing business and its technology. Along with Covington Associates, its investment banker, the Company is actively pursuing strategic relationships with an emphasis on the sale of all or parts of its assets. The Company is continuing to selectively pursue sales of its EuroPac, SAM Relay, RQE and SAM Workbench tools. The Company is also focusing on renewing its existing outsourcing contracts and licensing its methodologies and providing limited consulting services. The Company continues to support its existing software customers and plans to offer very limited year 2000 services based on availability of resources.

  Based on the Company's existing fixed cost commitments, its limited cash resources, and the reluctance of new customers to commit to long term outsourcing engagements, the Company does not anticipate that it will be able to achieve a cash flow breakeven position in the future. However, it will continue to attempt to do so at the same time it seeks potential buyers. See "Part II,
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

COMPANY OVERVIEW

  Peritus provides solutions consisting of software products and services that enable organizations to improve the productivity, quality and effectiveness of their information technology ("IT"), systems maintenance or software evolution functions. The Company employs software tools, methodologies and processes, designed to automate the typically labor-intensive processes involved in conducting mass change and other software maintenance tasks. In 1996, the Company released its first commercially available product, its AutoEnhancer/2000 software, which was aimed at the industry's most pervasive mass change challenge, the year 2000 problem, to value added integrators and directly to end users. In 1996, the Company expanded its research and development efforts through the acquisition of Vista Technologies Incorporated ("Vista"), a developer of computer-aided engineering software. In 1997, the Company expanded its product offerings and research and development efforts by releasing an enhanced version of the AutoEnhancer/2000 software, which enables a client to perform logic correction only changes with regard to year 2000 renovations.

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

  Although the Company continues to license tools to address the year 2000 problem, the Company, in response to changes in the markets for the Company's products and services, emphasized the direct delivery of year 2000 renovation services and renovation quality evaluation ("RQE") services in the beginning of 1998 and also began to refocus the Company's business on software maintenance outsourcing services. In 1998, the Company also began licensing its RQE Tool, a product used to facilitate an in-house evaluation of a completed year 2000 renovation. As the market continued to shift from the Company's year 2000 products and services during the third quarter of 1998, the Company revised its overall strategy to emphasize growth of its software maintenance outsourcing business over the long term and to meet its clients needs for year 2000 renovation services and RQE services. In July 1998, the Company announced its software maintenance outsourcing offerings, "Software Asset Maintenance for Software Providers" ("SAMsp")and "Software Asset Maintenance for Information Systems" ("SAMis"), which are outsourcing solutions designed specifically for the manufacturers of system software and software products and for information technology departments that maintain application software, respectively.

  The Company provides on a fixed-fee basis software maintenance outsourcing services that employ the Company's proprietary software tools, methodologies and processes to generate productivity gains in the software maintenance and evolution process.

  The Company derives its revenue from software maintenance outsourcing services, software and methodology licensing and other services (including direct delivery of year 2000 renovation and RQE services) sold directly to end users or indirectly via value added integrators, and its clients include primarily Fortune 1000 companies and similarly sized business and government organizations worldwide. Historically, the Company's products and services have been marketed through its direct sales force, both domestically and in Europe, and through value added integrators operating worldwide. As a result of its downsizings in 1998 and 1999, the Company currently has only one direct sales force representative.

  In March 1998, the Company announced its intentions for a strategic restructuring to refocus the Company's investments and to reduce its operating expenses. The Company effected this restructuring, which was finalized in the second quarter of 1998, and recorded a charge of $1,439,000 consisting in part of severance payments associated with the termination of approximately 12% of the Company's employees in April 1998 (48 employees). At June 30, 1998, all 48 employees had been terminated with no further terminations remaining under the restructuring. In addition, a significant portion of the restructuring charge related to the closure of two research and development and outsourcing centers, consisting primarily of the accrual of future lease payments and other related costs, net of estimated sublease income, and support costs for a discontinued product, in excess of related services revenue. Payments related to terminated employees were completed in June 1998 for 45 employees and are expected to be completed by September 1999 for the remaining 3 employees. Payments related to the closure and reduction of facilities are expected to be complete by April 2003. The restructuring resulted in a reduction of approximately $950,000 in salary and related costs and $90,000 in facility related costs on a quarterly basis beginning in second quarter of 1998.

  During a review of the Company's 1998 third quarter financial results performed by Peritus' management, the Audit Committee of the Company's Board of Directors and the Company's independent auditor, PricewaterhouseCoopers LLP ("PwC"), the Company determined that the Company's results of operations for the quarterly periods ended September 30, 1997, December 31, 1997, March 31, 1998 and June 30, 1998 and for the year ended December 31, 1997 required restatement. The 1998 restatements first relate to the recording by Peritus of approximately $1.09 million of software license revenue for a single customer in the second quarter of 1998. Peritus believed that the amount of software license revenue as originally recorded reflected a part of an approximately $1.9 million business arrangement agreed to between the parties under a signed purchase order. The Company has since determined that the customer did not require a separate license and, therefore, no license revenue should have been recorded. The balance of the 1998 restatements relate primarily to the Company's incorrect interpretation of the complex provisions regarding recognition of revenue for combined software/services arrangements under Statement of Position ("SOP") 97-2, "Software Revenue Recognition," issued by the

American Institute of Certified Public Accountants ("AICPA"), and effective for the Company as of January 1, 1998. In applying the Statement to its new year 2000 renovation offerings which the Company commenced in the first quarter, the Company mistimed the recognition of revenue between quarters under certain contracts providing for the delivery of combined software and services. The 1997 restatements involve two instances where the Company had recorded revenue for software licenses in advance of shipment of the software. The first instance involved the recording of software license revenue of $1.2 million in the third quarter of 1997. The Company has determined that the software involved was not shipped until early in the fourth quarter of 1997 and that payment of the licensing fee was received in the fourth quarter. Therefore, the Company restated its third quarter 1997 results to exclude the $1.2 million license fee and its fourth quarter 1997 results to include the $1.2 million license fee. The second instance involved $571,000 of license revenue and $21,000 of associated maintenance revenue originally recorded in the fourth quarter of 1997. The Company has determined that the software involved was not shipped until 1998. The Company encountered collection difficulties with the customer during 1998. Despite entering into a settlement agreement with the customer in the second quarter of 1998, the Company concluded in the third quarter of 1998 that it would be unable to realize the amounts recorded. Accordingly, the Company restated its fourth quarter 1997 results to remove the $592,000 of revenue involved and has not recorded this revenue in any subsequent period. As a result of the restatements of results for 1997, the Company was informed by PwC that users of the Company's 1997 financial statements should no longer rely upon PwC's opinion for the year ended December 31, 1997. The opinion was reinstated in January 1999 when the Company completed and filed its amendment number 2 to its Form 10-K for 1997.

  In September 1998, the Company announced and recorded a charge of $3,372,000 consisting in part of severance payments associated with the termination of approximately 33% of the Company's employees (89 employees). At September 30, 1998, all 89 employees had been terminated with no further terminations remaining under the restructuring. In addition, a significant portion of the restructuring charged related to the closure of two research and development centers and a reduction of occupied space at the Company's headquarters in Billerica, MA, consisting primarily of the accrual of future lease payments and other related costs, net of estimated sublease income. Payments related to terminated employees were completed by December 1998 for 82 employees and were expected to be completed by September 1999 for the remaining 7 employees. Payments related to the closure of facilities and reduction of occupied space are expected to be completed by June 2003. The restructuring resulted in a reduction of approximately $1,900,000 in salary and related costs and $250,000 in lease related costs on a quarterly basis beginning in the fourth quarter of 1998.

   In December 1998, the Company announced its intention to restructure and recorded a charge of $1,316,000 consisting in part of severance payments associated with the termination of approximately 22% of the Company's employees (45 employees). At December 31, 1998, all 45 employees had been terminated with no further terminations remaining under the restructuring. In addition, a significant portion of the restructuring charge related to a further reduction of occupied space at the Company's headquarters in Billerica, MA and consisted primarily of the accrual of lease costs, net of estimated sublease income. Payments related to the terminated employees were completed by December 31, 1998. Payments related to the reduction of occupied space are expected to be complete by February 2006. The Company has estimated that the restructuring will result in a reduction of approximately $950,000 in salary and related costs and $70,000 in lease related costs on a quarterly basis beginning in the first quarter of 1999.

  On February 3, 1999, the Company's common stock was delisted from trading on the Nasdaq Stock Market. Currently, the common stock trades on the Over the Counter ("OTC") Bulletin Board.

  In March 1999, the Company announced that it had retained Covington Associates to render financial advisory and investment banking services in connection with exploring strategic alternatives including the potential sale of the Company. On March 29, 1999, the Company announced an anticipated $2.0 to $2.5 million loss for the first quarter of 1999 and that the net loss will significantly erode the Company's cash balances and jeopardize its ability to continue as a going concern. The Company further announced that it did not believe that it would be able to achieve a cash flow breakeven position in the future and that its Board of Directors was considering various alternatives.

  On April 2, 1999, the Company announced a reduction in its workforce of approximately 40 people in the areas of sales, marketing and year 2000 delivery. The Company currently maintains its outsourcing service delivery resources and limited sales and year 2000 resources required to meet current support obligations.

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

PERITUS SOLUTIONS

  Peritus offers products and services that enable organizations to improve the productivity, effectiveness and quality of the software evolution process. The Company's solutions employ a combination of tools, processes, skilled professionals and methodologies. The Company's underlying technology consists of its Peritus Intermediate Language ("PIL") and proprietary tools that can be implemented to address mass change or other software maintenance challenges.

 Mass Change Solutions

  Technology for Mass Change.   The Company's Mass Change Engine, which is based
on PIL and other proprietary technologies, converts source code from a variety of programming languages into PIL in order to perform analysis, correction and testing on the code during mass change maintenance initiatives. The Mass Change Engine is designed to automate the labor-intensive code maintenance function, thereby increasing productivity, and can be customized to provide function-specific mass change capabilities. The Mass Change Engine operates across multiple platforms, languages and operating systems. The Company has received a United States Patent, Patent Number: 5,838,979 covering certain technology applicable to the Mass Change Engine.

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

  Year 2000 Renovation Quality Evaluation Tool. The Company's RQE Tool is used to facilitate an in-house evaluation of a Year 2000 renovation of C and COBOL code by identifying and evaluating date sensitive variables in the renovated code.

 Service Offering Components

  Comprehensive Software Evolution Services. The Company's service offerings are designed to address software evolution needs through tools and processes that provide productivity gains by automating and improving the software evolution process. These services are generally offered on a fixed-fee basis, and the client can realize the resulting productivity gains in the form of reductions in internal IT costs, increases in throughput, improved turn-around time and/or improved software quality. The Company's current service offerings include SAMsp and SAMis designed respectively for the manufacturers of systems software and products and companies' information technology organizations. In each of these services, Peritus assumes responsibility for the evolution of a client's software, and technology transfer services, and provides its methodologies and tools to clients in-house, enabling them to implement enhanced, repeatable processes for software evolution.

  Team-Based Process Methodologies. The Company employs team-based methodologies in its service offerings, on a stand alone basis or in conjunction with its SAM Relay Tool. Teams typically consist of both Company and client employees, with a Company project manager supervising the process. In the delivery of its services, the Company combines concepts from disciplines such as scientific inquiry, operations research and psychology with engineering "best practices" (such as formal inspections, cross functional teams and quality initiatives) to create a workflow paradigm that optimizes a team's ability to leverage its combined talent, knowledge and experience.

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

  The Peritus Intermediate Language. The Company has developed its Peritus Intermediate Language to support accurate analysis of why a program functions incorrectly. PIL is based on the mathematical theory that all computations can be expressed in a small number of abstract instructions into which existing computer languages can be translated. PIL consists of 13 abstract instructions, and currently the COBOL, RPG, C and PL/1 programming languages have been translated by the Company into PIL. When data enter a computer program, their paths can be traced by the values assigned to them by the instructions in that program. In contrast, PIL can be used to trace the paths of all data that fall into mathematically describable classes. As a result, if the data are in a certain state when a program completes or aborts, it is possible, using PIL, to determine the initial conditions of these data before the program was executed. In addition, the use of PIL allows tools to be built that can verify that a program is logically correct by specifying pre and post conditions of classes of data rather than relying on the traditional method of testing, which is based on trial and error using selected data points.

  Mass Change Engine. The Company's Mass Change Engine is designed to address mass changes to IT systems (such as expansion of data fields or changes in product or part identifiers) by accepting as input the identified data structure and desired rules of transformation. The Mass Change Engine then examines the entire set of computer programs to trace all related data and instructions, computes the necessary changes that are the result of that simple change requirement and makes corresponding adjustments in all programs and data so that only the desired change occurs without impacting the underlying logic. These tasks are accomplished through the use of an adaptive seed generator based on neural network technology, the creation of a repository of relationships between the data and instructions using PIL and the use of propagations that determine the relationship between variables and seeds using a set of identification rules and information embedded in the repository. The Company's Mass Change Engine can be adapted to address specific mass change needs. The Company's AutoEnhancer/2000 software is an example of an extension of the Mass Change Engine. The Company has received a United Stated Patent, Patent Number: 5,838,979 covering certain technology applicable to the Mass Change Engine.

  Other Computer-Based Tools. The Company's software maintenance tools have been specifically designed to address the needs of the software maintenance practitioner and are used primarily by the Company's outsourcing teams. Currently, the Company's computer-based tools include:

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

     SAM Relay--is a workflow and productivity-enhancing groupware tool designed to support the Peritus model for workflow coordination and accumulation of maintenance-related knowledge and experience.

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

  SAM Workbench. The SAM Workbench is a customizable toolset that enables application understanding. Its extraction, analysis, and estimation capabilities improve the predictability of managing unfamiliar and complex sets of applications in large outsourcing engagements.


PRODUCTS AND SERVICES

  Currently, the Company's product offering include its AutoEnhancer/2000 and Vantage YR2000 software, its EuroPac RQE, SAM Relay and SAM Workbench Tools and its service offerings include software maintenance outsourcing (SAMis and SAMsp), technology transfer and insourcing services.

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


   RQE Tool

  The Company's RQE Tool is used to facilitate an in-house evaluation of a Year 2000 renovation of C and COBOL code by identifying date sensitive variables in the renovated code.

  SAM Relay

  SAM Relay is a web-based, groupware tool used for managing and tracking workflow. It was developed specifically to support task management as applied to Peritus Software Maintenance Teams and facilitates twenty-four hours, seven days per week service through its web-based interface, enabling geographically dispersed individuals and teams to share information in real time.

  SAM Workbench.

  The SAM Workbench is a customizable toolset that enables application understanding. Its extraction, analysis, and estimation capabilities improve the predictability of managing unfamiliar and complex sets of applications in large outsourcing engagements.

  EuroPac Tool

  The EuroPac Tool is a tool used to facilitate the conversion of local European currencies into euro currency.

  Outsourcing Services

  The Company offers customized software maintenance outsourcing services to clients. In an outsourcing project, the Company assumes responsibility for the evolution of a client's software, including bug fixing, enhancements, applications migration, modernization and porting. The Company's outsourcing services address the maintenance needs of application software, system software, embedded software and software products and are designed to provide productivity gains regardless of platform, operating system, language or software function. In the delivery of its outsourcing services, the Company uses a number of proprietary technologies. Compared to traditional software maintenance methods, the Company's technologies allow faster de-bugging by identifying and excluding irrelevant variables and by tracing the cause of errors from the known output resulting from such errors and the Company's processes enable workflow management techniques to improve a maintenance team's throughput. In addition, the Company may from time to time directly provide year 2000 renovation services for its clients. In 1998, the Company launched a marketing program combining year 2000 renovation and outsourcing offerings and its SAMis and SAMsp services.

  The Company offers two distinct types of software maintenance outsourcing services, SAMis and SAMsp. SAMsp is a fixed price software maintenance outsourcing solution designed specifically for the manufacturers of both systems software and software products. SAMsp combines people, process, formal mathematical techniques, computer-based tools, and continuous improvement to improve productivity and responsiveness. SAMis is a fixed price software maintenance solution designed specifically to assist a company's information technology organization in managing their application portfolio.

  Outsourcing services are performed at both Company and client locations with a team of Company employees, or a team comprising Company and client employees. Formal training, support and continuous improvement are part of every outsourcing service offering. The Company's self-directed outsourcing teams understand and exploit organizational dynamics, workflow management and proprietary technology to enhance the productivity, responsiveness and quality of the software evolution process. Individual team members develop a deep and broad understanding of many programming languages and applications, as well as maintenance technologies and de-bugging methodologies. The Company also uses its SAM Relay Tool in its outsourcing arrangements when appropriate.

  In connection with the delivery of its outsourcing services, the Company assesses the IT costs of a client together with other factors such as quality, productivity, and software and hardware environment and in general agrees to provide IT services on a fixed price, fixed time frame basis after a detailed assessment.

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

  The Company also provides insourcing services, which combined the Company's technology transfer services with on-site management of the Peritus-trained client teams. In an insourcing engagement, the Company participates with the client management to provide that the teams accurately implement the Company's approach and perform at expected productivity levels. Typical insourcing engagements have two revenue components: a fee for services and a royalty tied to the client's productivity gains.

 Renovation Quality Evaluation

   The Company offers the Renovation Quality Evaluation ("RQE") service as an automated evaluation by Peritus that analyzes the quality of C and COBOL code renovated for Year 2000 compliance by identifying date sensitive variables in the renovated code. The RQE Service incorporates the use of the RQE Tool and may include the use of other proprietary technologies such as the AutoEnhancer/2000 and the Mass Change Engine for analyzing renovated code.

SALES AND MARKETING

  Historically, the Company offered its products and services to clients through both direct and indirect channels, including relationships with value added integrators using the Company's technology as an integral part of their overall solutions, as well as domestic and international distributors.

 Direct Sales

  In April 1999, the Company reduced its direct sales force to one sales representative. Future sales will be dependent upon this single sales representative, the sales efforts of senior management and the potential establishment of sales agency relationships with former sales representatives. Prior to April 1999, the Company sold and supported its products and services directly in the United States.

 Indirect Sales

  The Company has agreements with value added integrators. During 1998 and to date, the Company had limited sales from these value added integrators. Currently, the Company's integrators are located in the United States, Canada, Europe and Japan and are authorized by Peritus to sublicense the Company's products and/or services to end users or system integrators in their respective territories.

 Marketing

  In April 1999, the Company eliminated its marketing organization to minimize its expenses. Prior to April 1999, the Company's marketing organization worked closely with product management and the sales organization in the development of Company marketing literature, market research to assist in strategic planning and tactical decision making, trade show programs and exhibit planning, advertising and public relations support. In 1998, the Company launched its marketing campaigns covering its combined year 2000 renovation and outsourcing service offering, combined Auto Enhancer/2000 and Vantage YR 2000 product offering and SAMis and SAMsp offerings. In 1998, the Company also conducted an advertising campaign for its year 2000 and other products and services.

CLIENTS

  The Company offers its products and services to end users in a variety of industries including insurance, financial services, telecommunications, transportation, utilities and manufacturing.

  To date, the Company's revenue has been dependent on a few major clients, including American Telephone & Telegraph, Inc. ("AT&T"), Bull HN Information Systems, Inc. ("Bull"), Stratus Computer, Inc. ("Stratus"), Computervision Corporation ("Computervision"), Metropolitan Life Insurance Company ("Met Life"), IBM Global Services ("IBM") and Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch"). During 1998, AT&T and Bull represented approximately 12.2% and 10.0% of the Company's total revenue, respectively. During 1997, Bull, Merrill Lynch and Met Life represented approximately 8.4%, 6.7% and 6.7% of the Company's total revenues, respectively. During 1996, Bull, Merrill Lynch and Stratus represented approximately 29.0%, 14.6% and 12.1% of the Company's total revenue, respectively. In addition, the Company's ten largest clients represented approximately 52.4%, 63.8%, and 77.9% and of the Company's total revenue in the years ended December 31, 1998, 1997 and 1996, respectively.

  The Company has entered into agreements to provide software consulting services and software maintenance services with each of Computervision and Bull. These agreements expire, subject to extension, on December 31, 2000 and December 31, 1999, respectively. In 1999, the Bull contract was extended through December 31, 2006. The Company's agreement with Stratus terminated on June 6, 1998.

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

CLIENT TECHNICAL SUPPORT

  In connection with the licensing of its products, the Company provides its clients with technical support and advice, including problem resolution, installation assistance, error corrections and product enhancements released during maintenance. The Company provides each of its significant clients with a client technical support representative whose primary responsibility is to resolve questions and concerns and act as a liaison between the client and the Company. In addition, the Company provides toll-free telephone support, as well as access to electronic bulletin boards and other forms of electronic communication to provide clients with the latest information regarding the Company's products and services. Client technical support fees related to the Company's year 2000 products are typically 15% of license fees and are typically capped at $400,000 annually per direct licensee.

RESEARCH AND PRODUCT DEVELOPMENT

  Historically, the Company has invested significantly in enhancing existing technology and developing new products and services. As a result of the Company's restructurings in 1998 and 1999 to date, the majority of the Company's research and development resources have been eliminated. The Company plans to continue limited maintenance of and enhancements to its products and no development of new products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of research and development expenses incurred from 1996 through 1998.

  The Company has its remaining development facility at the Company's Billerica, Massachusetts headquarters. The Company also maintains a development and support center in Bangalore, India.

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

  Vendors of year 2000 software products generally focus on a particular phase of a year 2000 renovation, such as assessment, correction or testing. The Company's AutoEnhancer/2000 and Vantage YR 2000 software primarily address the correction phase of a year 2000 renovation. The Company's RQE Tool primarily addresses the testing phase of a year 2000 renovation. The Company believes that the principal competitive factors affecting competition in the year 2000 software market include product functionality, degree of automation, speed of throughput, product performance and reliability, ability to respond to changing client needs, ease of use, training, quality of support and price. The Company's principal and potential competitors in the market for year 2000 software include Computer Associates International, Inc., Compuware Corporation, Cognicase, Inc., Micro Focus Group Public Limited Company, Platinum Technology, Inc., SEEC, Inc. and VIASOFT.

  During 1998, the Company provided year 2000 services through its relationships with value added integrators. Peritus believed that these value added integrators competed and continue to compete on the basis of service, the expertise and experience of the service personnel, the ability of such personnel to provide solutions to application problems and price. Principal competitors in this market include AMDAHL, Cap Gemini America, CCd On-Line, Computer Horizons Corp. and Information Management Resources, Inc. Many smaller local and regional organizations also compete in the year 2000 services market.

  The Company also faces competition in the provision of its software maintenance outsourcing services. The Company believes that the principal competitive factors in the market for outsourcing services include price, the ability to provide productivity guarantees, strong client relationships, comprehensive delivery methodologies, responsiveness to client needs, depth of technical skills and reputation. The Company's principal competitors in this market include not only in-house IT departments and systems integrators such as the major accounting firms but also outsourcing service providers such as Computer Sciences Corp., Electronic Data Systems Corporation, IBM Global Services, Keane, Inc. and PKS Information Services, Inc.

  A number of the Company's competitors are more established, benefit from greater name recognition and have substantially greater financial, technical and marketing resources than the Company and certain of the Company's value added integrators. Moreover, other than the need for technical expertise, there are no significant proprietary or other barriers to entry in the year 2000 industry. There can be no assurance that the Company's products and services or the solutions offered by the Company's value added integrators will compete effectively with those of their respective competitors. The Company's value added integrators may also offer or develop products and services that compete with the Company's products and services. There can be no assurance that those clients will not give higher priority to the sales of these or other competitive products and services.

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

  In addition, the Company has entered into license agreements with a limited number of clients that allow these clients access to and use of the Company's AutoEnhancer/2000 and Vantage YR 2000 software and SAM Relay and RQE Tools source code for certain purposes. Access to the source code may increase the likelihood of misappropriation or misuse by third parties.

  The Company's business also includes licensing of the Company's proprietary software, methodologies and related services to end users, as well as to value added integrators authorized to provide services to third parties. In general, such licensing of the Company's proprietary software, methodologies and related services to a licensee is a limited term, limited use, non-exclusive license that contains restrictions on copying, disclosure, usage, decompiling and transferability. In particular cases, however, a license agreement may have certain provisions that are exclusive in some manner. Within these licensing agreements the Company seeks to avoid disclosure of its trade secrets, including, but not limited to, generally requiring those persons with access to the

Company's proprietary information to execute confidentiality agreements restricting use of and access to the Company's confidential information.

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

  The Company has filed six patent applications with the United States Patent and Trademark Office (the "PTO") pertaining to technologies, processes and methodologies used by the Company's software. A patent has been granted on one of these applications, United States Patent Number: 5,838,979, that covers certain technology applicable to the Mass Change Engine. There can be no assurance that a patent will be issued pursuant to any other of these applications or that, if granted, such patent would survive a legal challenge to its validity or provide meaningful or significant protection to the Company. In addition, the Company may decide to abandon a patent application if, among other things, it determines that continued prosecution of an application would be too costly, the technologies, processes or methodologies are not critical to the Company's business in the forseeable future or it is unlikely that a patent will issue with regard to a particular application. Some competitors of the Company have announced the filing with the United States Patent and Trademark Office of patent applications relating to fixing and assessing the year 2000 problem. The Company expects that the risk of infringement claims against the Company might increase because its competitors might successfully obtain patents for software products and processes or because as the number of competitors providing software and software related services addressing year 2000 problem increases, new and overlapping processes and methodologies used in such services will become more pervasive, increasing the likelihood of infringement.

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


EMPLOYEES

  As of April 12, 1999, the Company employed 98 full-time employees, including 15 in research and development (12 in the Company's development center in India), 2 in sales and marketing, 69 in professional services and support and 12 in finance, administration, legal and corporate management. It is important for the Company to retain and attract highly skilled and qualified personnel. Competition for such personnel is intense in the computer software industry, particularly for software developers, service consultants, and sales and marketing personnel. There can be no assurance that the Company will be able to attract and retain qualified personnel in the future.

  The Company's employees are not represented by any labor unions. The Company considers its relations with its employees to be good.

ITEM 2.   PROPERTIES

  The Company is headquartered in Billerica, Massachusetts, where it leases approximately 100,000 square feet under a lease expiring in January 2006. In addition, the Company leases office space of approximately 5,000 square feet in Trumbull, Connecticut, and 8,200 square feet in Westborough, Massachusetts which it currently uses to provide some outsourcing and software evolution services. These leases expire in January 2000 and December 2001, respectively. The Company leases approximately 16,000 square feet in Cincinnati, Ohio which it has vacated and stopped making rental payments thereon under the related lease.

  The Company also continues to lease facilities in Lisle, Illinois of approximately 5,000 square feet, the lease for which expires in February 2003. The Company leases additional facilities and offices in Phoenix, Arizona and Bangalore, India. The Company has a Spanish branch office that leases facilities in Madrid, Spain. The Company believes its current facilities are in good condition, are sufficient for its current operations and that the facilities will continue to provide adequate space for its operations in the foreseeable future. As a result of the restructurings in 1998, the Company is taking steps to sublease, reduce or vacate excess space for its operations in Billerica, Lisle and Cincinnati.

ITEM 3.   LEGAL PROCEEDINGS

  The Company and certain of its officers and directors were named as defendants in purported class action lawsuits filed in the United States District Court for the District of Massachusetts by Robert Downey on April 1, 1998, by Scott Cohen on April 7, 1998, by Timothy Bonnett on April 9, 1998, by Peter Lindsay on April 17, 1998, by Harry Teague on April 21, 1998, by Jesse Wijntjes on April 29, 1998, by H. Vance Johnson and H. Vance Johnson as Trustee for the I.O.R.D. Profit-Sharing Plan on May 6, 1998, by John B. Howard, M.D. on May 21, 1998 and by Helen Lee on May 28, 1998 (collectively, the "complaints"). The complaints principally alleged that the defendants violated federal securities laws by making false and misleading statements and by failing to disclose material information concerning the Company's December 1997 acquisition of substantially all of the assets and assumption of certain liabilities of the Millennium Dynamics, Inc. business from American Premier Underwriters, Inc., thereby allegedly causing the value of the Company's common stock to be artificially inflated during the purported class periods. In addition, the Howard complaint alleged violation of federal securities laws as a result of the Company's purported failure to disclose material information in connection with the Company's initial public offering on July 2, 1997, and also named Montgomery Securities, Inc., Wessels, Arnold & Henderson, and H.C. Wainwright & Co., Inc. as defendants. The complaints further alleged that certain officers and/or directors of the Company sold stock in the open market during the class periods and sought unspecified damages.

  On or about June 1, 1998, all of the named plaintiffs and additional purported class members filed a motion for the appointment of several of those individuals as lead plaintiffs, for approval of lead and liaison plaintiffs' counsel and for consolidation of the actions. The Court granted the motion on June 18, 1998.

  On January 8, 1999, the plaintiffs filed a Consolidated Amended Complaint applicable to all previously filed actions. The Consolidated Amended Complaint alleges a class period of October 22, 1997 through October 26, 1998 and principally claims that the Company and three of its former officers violated federal securities law by purportedly making false and misleading statements (or omitting material information) concerning the MDI acquisition and the Company's revenue during the proposed class period, thereby allegedly causing the value of the Company's common stock to be artificially inflated. Previously stated claims against the Company and its underwriters alleging violations of the federal securities laws as a result of purportedly inadequate or incorrect disclosure in connection with the Company's initial public offering are not included in the Consolidated Amended Complaint. The Company and the individual defendants filed motions to dismiss the Consolidated Amended Complaint on March 5, 1999. The plaintiff's opposition to such motions are due on April 16, 1999 and oral argument is currently scheduled to occur on April 21, 1999.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                   PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The following table sets forth, for the periods indicated, the range of high and low sales prices for the Company's common stock, as reported by the Nasdaq National Market.. The Company's securities were traded on the Nasdaq National Market through February 3, 1999. Thereafter, they have been traded on the OTC Bulletin Board. The Company's common stock has been traded under the symbol "PTUS" since the Company's initial public offering on July 2, 1997. These prices reflect interdealer prices, without retail mark-ups, mark-downs or commissions, and do not necessarily represent actual transactions.

                                                    1997                                               1998
                                            --------------------                                --------------------
                                               HIGH       LOW                                     HIGH       LOW
                                            --------------------                                --------------------
                                                                    First Quarter.............  $ 23.75    $5.4375
                                                                    Second Quarter............  $  7.00    $  3.75
      Third Quarter (since July 2, 1997)..    $32.375   $19.00      Third Quarter.............  $  7.50    $1.1562
      Fourth Quarter......................    $30.25    $14.75      Fourth Quarter............  $  1.50    $0.3438

     Historically, the Company has not declared or paid cash dividends on its common stock and does not plan to pay cash dividends to its stockholders in the foreseeable future. The Company presently intends to retain any earnings to finance its business. As of March 19, 1999, there were 400 stockholders of record of the Company's common stock.

     The Company is furnishing the following information with respect to the use of proceeds from its initial public offering of common stock, $.01 par value per share on July 2, 1997:

          (1) The effective date of the registration statement for the offering and the commission file number were July 1, 1997 and 333-27087, respectively.

          (4)(vii) From October 1, 1997 to December 31, 1998, $500,000 of the offering proceeds were used to repay certain indebtedness under a secured subordinated note, $30 million were paid to APU in connection with the MDI acquisition and $9,240,000 were used to fund the Company's operations or for working purposes capital. The balance of the offering proceeds $924,000 was invested in commercial paper and money market accounts.

     Except for the $30 million paid to APU which, as a result of the MDI acquisistion, owns 10% or more of the Company's common stock, payment of the offering proceeds were to persons other than directors, officers, general partners of the Company or their associates, persons owning 10% or more of the equity securities of the Company or affiliates of the Company.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data set forth below as of December 31, 1998 and 1997, and for the three years ended December 31, 1998, are derived from the Company's Consolidated Financial Statements, which appear elsewhere in this Annual Report. The selected financial data set forth below as of December 31, 1995 and 1994 and for the years ended December 31, 1995 and 1994 are derived from the Company's audited financial statements, which are not included in this Annual Report. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements, including the Notes thereto, included elsewhere in this Annual Report.

                                                                                  YEAR ENDED DECEMBER 31,
                                                                      -------------------------------------------------
                                                                        1998      1997     1996      1995       1994
                                                                      --------- -------- --------  -------   ----------
                                                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenue:
    Outsourcing services............................................   $  9,925 $ 11,447 $ 10,190  $ 16,400   $ 7,130
    License.........................................................      9,444   21,255    6,526        --        --
    Other services..................................................     12,163    7,007    2,519     2,105       742
                                                                      --------- -------- -------- ---------- ----------
        Total revenue(1)............................................   $ 31,532 $ 39,709   19,235    18,505     7,872
                                                                      --------- -------- -------- ---------- ----------
Cost of revenue:
    Cost of outsourcing services....................................      7,577    9,536    8,488     9,602     4,700
    Cost of license.................................................      1,631      690      162        --        --
    Cost of other services..........................................      9,110    5,357    2,931     2,421       319
                                                                      --------- -------- -------- ---------- ----------
        Total cost of revenue.......................................     18,318   15,583   11,581    12,023     5,019
                                                                      --------- -------- -------- ---------- ----------
Gross profit........................................................     13,214   24,126    7,654     6,482     2,853
                                                                      --------- -------- -------- ---------- ----------
OPERATING EXPENSES:
Sales and marketing.................................................     13,244    8,864    3,116     2,129       366
Research and development............................................      8,528    8,324    6,033     1,703       560
General and administrative..........................................      7,466    4,312    3,249     2,357     1,283
Write-off of acquired in-process research and development...........         --   70,800       --        --        --
Impairment of long-lived assets.....................................      5,218       --       --        --        --
Restructuring charge................................................      5,906       --       --        --        --
                                                                      --------- -------- -------- ---------- ----------
        Total operating expenses....................................     40,362   92,300   12,398     6,189     2,209
                                                                      --------- -------- -------- ---------- ----------
Income (loss) from operations.......................................    (27,148) (68,174)  (4,744)      293       644
Interest income (expense), net......................................        485      948     (296)     (203)      (63)
                                                                      --------- -------- -------- ---------- ----------
Income (loss) before gain on sale of majority-owned subsidiary, income taxes, minority interest and equity in loss of less
   than majority-owned company......................................   (26,663)  (67,226)  (5,040)       90       581
Gain on sale of majority-owned subsidiary...........................       (11)       --       --        --        --
Provision (benefit) for estimated income taxes......................        25       260     (143)       (8)      179
                                                                      --------- -------- -------- ---------- ----------
Income (loss) before minority interest and equity in loss of less
   than majority-owned company......................................   (26,677)  (67,486)  (4,897)       98       402
Minority interest in majority-owned subsidiary......................        (4)        4       24        43        --
Equity in loss of less than majority-owned company..................        --        --       --        --        97
                                                                      --------- -------- -------- ---------- ----------
Net income (loss)...................................................  $(26,673) $(67,490)$ (4,921)   $   55    $  305
                                                                      ========= ======== ======== ========== ==========
Net income (loss) per share:(2)
    Basic...........................................................  $  (1.65) $  (7.03)$  (1.02)  $  0.01   $  0.06
                                                                      ========= ======== ======== ========== ==========
    Diluted.........................................................  $  (1.65) $  (7.03)$  (1.02)  $  0.01   $  0.05
                                                                      ========= ======== ======== ========== ==========
Weighted average shares outstanding:(2)
    Basic...........................................................     16,177    9,708    5,876     5,078     4,950
                                                                      ========= ======== ======== ========== ==========
    Diluted.........................................................     16,177    9,708    5,876     6,456     5,873
                                                                      ========= ======== ======== ========== ==========
Pro forma basic and diluted net loss per share (unaudited)..........            $  (5.83)$  (0.67)
                                                                                ======== ========
Pro forma basic and diluted weighted average shares outstanding
(unaudited).........................................................              11,574    7,394
                                                                                ======== ========

                                                                        DECEMBER 31,
                                                   -------------------------------------------------------
                                                      1998       1997       1996       1995       1994
                                                   ---------   -------     -------   --------   ----------
                                                                       (IN THOUSANDS)
       BALANCE SHEET DATA:
       Cash and cash equivalents, including
          restricted cash........................     $ 3,378   $ 11,340   $ 7,388      $  264     $  339
       Short-term investments....................         500      3,000        --          --         --
       Working capital...........................       1,805     20,931     8,218       2,218      1,267
       Total assets..............................      13,723     39,870    17,725       7,179      2,924
       Long-term debt, net of current portion....          --        413     1,538       1,792        777
       Redeemable stock..........................          --         --    12,287          --         --
       Stockholders' equity (deficit)............       4,810     30,005    (3,302)      1,802        867

(1) Revenue (in thousands) from related parties in the years ended December 31, 1998, 1997, 1996, 1995 and 1994 was $1,331, $4,478, $6,443, $10,114, and
     $4,317, respectively. See the Company's Consolidated Financial Statements.

(2) See Note 2 of Notes to the Company's Consolidated Financial Statements for an explanation of the determination of historical and pro forma net income
     (loss) per share.

     The following unaudited pro forma data has been prepared as if the MDI acquisition was completed at the beginning of the periods presented, is presented for illustrative purposes only and is not necessarily indicative of results of operations which would actually have been achieved had the acquisition occurred at the beginning of such periods or which may be achieved in the future. In addition, the following unaudited pro forma data is adjusted to reflect the amortization of acquired intangible assets and excludes the write off of acquired in-process research and development of $70,800,000 due to its non-recurring nature. Also, the net loss per share and unaudited pro forma net loss per share data shown below assumes the 2,175,000 shares issued in connection with the acquisition were outstanding for the entire periods presented. In addition, consistent with the presentation in the Company's statement of operations, the unaudited pro forma net loss per share data presented in the last two rows below also assumes conversion of all redeemable convertible preferred stock as of the beginning of the year or date of issuance, if later, using the if-converted method (Note 2).

                                                     FOR THE YEARS ENDED DECEMBER 31,
                                 -------------------------------------------------------------------------
                                                 1997                                1996
                                 -------------------------------------------------------------------------
                                      AS REPORTED         PRO FORMA         AS REPORTED      PRO FORMA
                                 ------------------     -------------      ------------    ---------------
                                                         (UNAUDITED)                         (UNAUDITED)
          Revenues................      $39,709,000       $50,633,000      $19,235,000       $22,348,000
          Net loss................      (67,490,000)       (2,879,000)      (4,921,000)       (5,689,000)
          Net loss per share:
               Basic..............      $     (7.03)      $     (0.31)     $     (1.02)      $     (0.84)
               Diluted............      $     (7.03)      $     (0.31)     $     (1.02)      $     (0.84)
          Pro forma net loss per..
          share (unaudited)(1)....
               Basic..............      $     (5.83)      $     (0.21)     $     (0.67)      $     (0.59)
               Diluted............      $     (5.83)      $     (0.21)     $     (0.67)      $     (0.59)

(1) Assumes conversion of all redeemable convertible preferred stock as of the beginning of the year or date of issuance, if later, using the if-converted method.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPANY CURRENT CONDITION AND REVISED STRATEGY

     In the second half of 1998, the overall market for the year 2000 tools and services of the Company contracted dramatically, resulting in substantial financial losses. In response, the Company substantially reduced its workforce in September of 1998 and again in December of 1998. As a result of the Company's degraded financial condition, the Company began encountering major obstacles in obtaining new outsourcing business. Since most outsourcing engagements are multi-year and involve critical applications, prospective new clients, although interested in the capabilities and technology of the Company, have been reluctant or unwilling to commit to contracts. Despite the significant reduction in the overall cost structure as a result of the September and December actions, the Company was unable to achieve a cash flow break-even position in the first quarter of 1999 and it is considering various alternatives including the possibility of filing for the protection from creditors under applicable bankruptcy laws. The Company again reduced its workforce in April of 1999, eliminating the majority of sales, marketing and year 2000 resources.

     The Company's current strategy is to minimize expenses, while preserving its principal saleable assets: its outsourcing business and its technology. Along with Covington Associates, its investment banker, the Company is actively pursuing strategic relationships with an emphasis on the sale of all or parts of its assets. The Company is continuing to selectively pursue sales of its EuroPac, SAM Relay, RQE and SAM Workbench tools. The Company is also focusing on renewing its existing outsourcing contracts and licensing its methodologies and providing limited consulting services. The Company continues to support its existing software customers and plans to offer very limited year 2000 services based on availability of resources.

     Based on the Company's existing fixed cost commitments, its limited cash resources, and the reluctance of new customers to commit to long term outsourcing engagements, the Company does not anticipate that it will be able to achieve a cash flow breakeven position in the future. However, it will continue to attempt to do so at the same time it seeks potential buyers. See "Liquidity and Capital Resources" below.

COMPANY OVERVIEW

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

     On July 8, 1997, the Company closed its initial public offering of 4,025,000 shares of common stock, 2,800,000 of which were sold by the Company and the balance by selling stockholders, at a public offering price of $16 per share. The proceeds to the Company from the offering, net of offering expenses, were $40,664,000. The Company used a portion of the net proceeds to repay a secured subordinated note payable. The Company also used the proceeds to acquire MDI and planned to use any remaining proceeds for research and development, working capital and general corporate purposes. In connection with closing the initial public offering, all outstanding shares of Series A and B preferred stock and Class B common stock automatically converted into 3,822,903 shares of common stock, all Class A common stock was redesignated as common stock, and the redeemable common stock right automatically terminated.

     Effective December 1, 1997, Twoquay, Inc., a wholly owned subsidiary of the Company, acquired substantially all of the assets and assumed certain liabilities of the business of MDI from APU in exchange for $30 million in cash and 2,175,000 unregistered shares of the Company's common stock. Pursuant to a Registration Rights Agreement between the Company and APU, the Company agreed to file a Registration Statement on Form S-

3 covering up to all of the common shares issued in the MDI acquisition by July 6, 1998 and to use its best efforts to cause such Registration Statement to become effective prior to August 1, 1998. The Company also granted APU certain incidental rights to register up to 500,000 of the shares of common stock prior to July 6, 1998 in the event of a secondary offering of the Company's common stock. Under the terms of the Registration Rights Agreement, APU also agreed that up to 837,500 of the shares of common stock issued by the Company would be subject to restrictions on sale through December 31, 1998. In determining the purchase price for accounting purposes, the shares of common stock issued by the Company in connection with this transaction were assigned a value of $47.3 million based on the average closing sale price of the Company's common stock during the six trading days beginning on the second trading day immediately preceding the completion and public announcement of the terms of the acquisition on October 22, 1997, less a discount of approximately 13% primarily reflecting the illiquid nature of the unregistered shares of common stock issued by the Company in connection with this transaction as discussed above. Twoquay changed its name to MDI after the closing of the acquisition. As the result of the MDI acquisition, the results of operations and cash flows are included in the results of the Company from the date of acquisition.


     In March 1998, the Company announced its intentions for a strategic restructuring to refocus the Company's investments and to reduce its operating expenses. The Company effected this restructuring, which was finalized in the second quarter of 1998, and recorded a charge of $1,439,000 consisting in part of severance payments associated with the termination of approximately 12% of the Company's employees in April 1998 (48 employees). At June 30, 1998, all 48 employees had been terminated with no further terminations remaining under the restructuring. In addition, a significant portion of the restructuring charge related to the closure of two research and development and outsourcing centers, consisting primarily of the accrual of lease costs, net of estimated sublease income, and support costs for a discontinued product. Payments related to terminated employees were completed in June 1998 for 45 employees and are expected to be completed by September 1999 for the remaining 3 employees. Payments related to the closure and reduction of facilities are expected to be complete by April 2003. The restructuring resulted in a reduction of approximately $950,000 in salary and related costs and $90,000 in facility related costs on a quarterly basis beginning in second quarter of 1998.

     In September 1998, the Company announced its intention to restructure and recorded a charge of $3,372,000 consisting in part of severance payments associated with the termination of approximately 33% of the Company's employees at that time (89 employees). At September 30, 1998, all 89 employees had been terminated with no further terminations remaining under the restructuring. In addition, a significant portion of the restructuring charge related to the closure of two research and development centers and a reduction of occupied space at the Company's headquarters in Billerica, MA and consisted primarily of the accrual of lease costs, net of estimated sublease income. Payments related to terminated employees were completed by December 1998 for 82 employees and are expected to be completed by September 1999 for the remaining 7 employees. Payments related to the closure of facilities and reduction of occupied space are expected to be completed by June 2003. The Company has estimated that the restructuring will result in a reduction of approximately $1,900,000 in salary and related costs and $250,000 in lease related costs on a quarterly basis beginning in the fourth quarter of 1998.

     In December 1998, the Company announced its intention to restructure and recorded a charge of $1,316,000 consisting in part of severance payments associated with the termination of approximately 22% of the Company's employees (45 employees). At December 31, 1998, all 45 employees had been terminated with no further terminations remaining under the restructuring. In addition, a significant portion of the restructuring charge related to a further reduction of occupied space at the Company's headquarters in Billerica, MA and consisted primarily of the accrual of lease costs, net of estimated sublease income. Payments related to the terminated employees were completed by December 31, 1998. Payments related to the reduction of occupied space are expected to be complete by February 2006. The Company has estimated that the restructuring will result in a reduction of approximately $950,000 in salary and related costs and $70,000 in lease related costs on a quarterly basis beginning in the first quarter of 1999.

   Revenue Recognition Policies

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

     Other services provided by the Company include direct delivery contracts as well as technology transfer arrangements, product training, value added integrator sales training, consulting services and software product maintenance. Under direct delivery contracts, the Company provides full and pilot year 2000 renovations and renovation quality evaluation services for clients using the Company's AutoEnhancer/2000, RQE Tool, and/or Vantage YR2000 software. Revenue from full year 2000 renovation and RQE contracts is recognized using the percentage-of-completion method and is based on the ratio that labor-hours incurred to date bear to estimated total labor-hours at completion, provided that collection of the related receivable is probable. Revenue from pilot direct delivery contracts is recognized over the duration of such contracts as work is performed and defined milestones are attained. Adjustments to contract cost estimates are made in the periods in which the facts which require such revisions become known. When the revised estimates indicate a loss, such loss is provided for currently in its entirety. In cases where vendor-specific objective evidence of fair value of both the license and service component exists under a direct delivery contract, revenue recognized is allocated between license revenue and other services revenue for income statement classification purposes based on their relative fair values. Revenue from technology transfer arrangements, product and sales training and consulting services is billed on a time-and-materials basis and is recognized as the services are provided. Revenue from software product maintenance contracts on the Company's licensed software products, including client support bundled with the initial license fee, is deferred and recognized ratably over the contractual periods during which the services are provided.

    Recent Events

     In March 1999, the Company announced that it had retained Covington Associates to render financial advisory and investment banking services in connection with exploring strategic alternatives including the potential sale of the Company. On March 29, 1999, the Company announced an anticipated $2.0 to $2.5 million loss for the first quarter of 1999 and that the net loss will significantly erode the Company's cash balances and jeopardize its ability to continue as a going concern. The Company further announced that it did not believe that it would be able to obtain a cash flow breakeven position in the future and that its Board of Directors was considering various alternatives. On April 2, 1999, the Company announced a reduction in its workforce of approximately 40 people in the areas of sales, marketing and year 2000 delivery. The Company currently maintains its outsourcing service delivery resources and limited sales and year 2000 resources required to meet current support obligations.

   Client Concentration

     For the year ended December 31, 1998, one customer, AT&T, accounted for 12.2% of the Company's total revenue. For the year ended December 31, 1997, no single customer accounted for more than 10% of the Company's total revenue. However, during 1996, revenue from three clients, Bull, Merrill, Lynch and Met Life, accounted for 29.0%, 14.6% and 12.1% of the Company's total revenue, respectively. The largest client in 1996 was Bull, a related party of the Company. See Note 17 of Notes to the Company's Consolidated Financial Statements. The Company's ten largest clients in the year ended December 31, 1998, 1997 and 1996 accounted for approximately 52.4%, 63.8% and 77.9% of the Company's total revenue, respectively. The Company anticipates that this concentration of clients as a percentage of the Company's total revenue may diminish in the future but that the Company may continue to depend to a significant extent upon revenue from a small number of clients.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentage of total revenue of certain line items included in the Company's consolidated statement of operations:


                                                                                   YEAR ENDED DECEMBER 31,
                                                                             ------------------------------------
                                                                                1998        1997        1996
                                                                             ----------  ---------   ------------
Revenue:
     Outsourcing services..................................................     31.5%       28.8%       53.0%
     License...............................................................     30.0        53.5        33.9
     Other services........................................................     38.5        17.7        13.1
                                                                             ------------------------------------
          Total revenue(1).................................................    100.0       100.0       100.0
                                                                             ------------------------------------
Cost of revenue:
     Cost of outsourcing services..........................................     24.0        24.0        44.1
     Cost of license.......................................................      5.2         1.7         0.8
     Cost of other services................................................     28.9        13.5        15.3
                                                                             ------------------------------------
          Total cost of revenue............................................     58.1        39.2        60.2
                                                                             ------------------------------------
Gross profit...............................................................     41.9        60.8        39.8
                                                                             ------------------------------------
Operating expenses:
     Sales and marketing...................................................     42.0        22.3        16.2
     Research and development..............................................     27.1        21.0        31.4
     General and administrative............................................     23.7        10.9        16.9
     Write-off of acquired in-process research and development.............       --       178.3          --
     Impairment of long-lived assets.......................................     16.5          --          --
     Restructuring charges.................................................     18.7          --          --
                                                                             ------------------------------------
          Total operating expenses.........................................    128.0       232.5        64.5
                                                                             ------------------------------------
Loss from operations.......................................................    (86.1)     (171.7)      (24.7)
Interest income (expense), net.............................................      1.5         2.4        (1.5)
                                                                             ------------------------------------
Loss before gain on sale of majority-owned subsidiary, income taxes and
   minority interest in majority-owned subsidiary..........................    (84.6)     (169.3)      (26.2)
Gain on sale of majority-owned subsidiary..................................     (0.1)         --          --
Provision (benefit) for estimated income taxes.............................      0.1         0.7        (0.7)
                                                                             ------------------------------------
Loss before minority interest..............................................    (84.6)     (170.0)      (25.5)
Minority interest in majority-owned subsidiary.............................       --          --         0.1
                                                                             ------------------------------------
          Net loss.........................................................    (84.6)%    (170.0)%     (25.6)%
                                                                             ====================================

(1) Revenue from related parties in the years ended December 31, 1998, 1997 and 1996 represented 4.2%, 11.3%, and 33.5% of total revenue, respectively.


YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

   Revenue

     Total revenue decreased 20.6% to $31,532,000 in the year ended December 31, 1998 from $39,709,000 in the year ended December 31, 1997. This decrease in revenue was primarily due to a decrease in the licensing of the Company's Auto Enhancer/2000 software and revenue attributable to Vantage YR2000 products.

     In 1998, the market for year 2000 products and services and the Company's penetration of the market were far lower than anticipated by both the Company and market analysts. In early 1998, the Company experienced a reduction in license revenue. Although the sales pipeline remained healthy, the amount of business that was actually closed was below the fourth quarter of 1997 level. At the same time, the Company experienced an increase in demand for renovation and renovation quality evaluation services. In the second quarter of 1998, based upon sales campaigns underway and customer feedback, the Company was anticipating substantial increases in demand for such services going forward. In response, the Company began increasing its capacity to deliver such services through increased resources and the establishment of third party relationships. The sales pipeline remained healthy, throughout the third quarter but the amount of business actually closed was far below expectations and there was no significant increase in the fourth quarter. The experience of the Company was shared by many of its Year 2000 competitors. From the Company's perspective, the overall market for tools sales and the market prices for its year 2000 services declined significantly over the course of 1998. During 1998, one customer, AT&T, accounted for 12.2% of total revenue. In July, 1998, the Company divested 100% of its equity interest in its majority-owned Spanish subsidiary, Persist, S.A. ("Persist") to Persist for cash proceed totaling $470,000. Accordingly, the results of operations of Persist subsequent to the date of disposition have been excluded from the Company's consolidated results. Persist generated $1,232,000 of revenue in 1998 compared to $1,925,000 in 1997. International revenue decreased to $4,119,000 in 1998 from $4,154,000 in 1997. Persist generated 29.9% of the Company's international revenue in 1998 compared to 46.3% of international revenue in 1997. In 1999, the Company established a branch in Spain to provide outsourcing services to its clients.

     The Company anticipates that 1999 revenue will be substantially below the level achieved in 1998.

     Outsourcing Services. Outsourcing services revenue decreased 13.3% to $9,925,000 in the year ended December 31, 1998 from $11,447,000 in the year ended December 31, 1997. As a percentage of total revenue, outsourcing services revenue increased to 31.5% in the year ended December 31, 1998 from 28.8% in the year ended December 31, 1997. The decrease in outsourcing services revenue in absolute dollars was primarily the result of the divestiture of Persist and the termination of an Engineering Consultant Services Agreement between the Company and one of its clients that specifically provided that the client could terminate the Agreement for convenience on 180 days notice. Due to changes in the client's business needs and circumstances, the client decided to terminate the Agreement. The increase in outsourcing services revenue as a percentage of total revenue is a result of the substantial reduction in license revenue between the years 1997 and 1998.

     License. License revenue was $9,444,000 in the year ended December 31, 1998, or 30.0% of total revenue, compared to $21,255,000, or 53.5% of total revenue, in the year ended December 31, 1997. License revenue decreased 55.6% in 1998. Direct delivery of licensed software to end users and license fees from valued added integrators declined because the market for tools turned out to be far less than forecasted. Line of code based licenses purchased by the Company's value added integrators were not completely consumed and therefore there were few additional orders from such customers. It is the Company's view that many end users choose to manually renovate code with internal resources rather than purchase tools or renovation services.

     Other Services. Other services revenue increased 73.6% to $12,163,000 in the year ended December 31, 1998 from $7,007,000 in the year ended December 31, 1997. As a percentage of total revenue, other services revenue was 38.5% in the year ended December 31, 1998 and 17.7% in the year ended December 31, 1997. The increase in other services revenue was primarily the result of the Company's providing renovation and renovation quality evaluation services directly to clients offset by a decrease in consulting services revenue. During the first half of 1998, the Company experienced significant growth in both actual business and the sales pipeline of potential business. It was, therefore, anticipating even higher revenues from such services in the second half of the year. Due to the degrading financial condition of the Company, increased competition, decreasing prices, and a lessening of client commitments, the Company's revenue from such services did not continue to grow as anticipated.

   Cost of Revenue

     Cost of Outsourcing Services Revenue. Cost of outsourcing services revenue consists primarily of salaries, benefits and overhead costs associated with delivering outsourcing services to clients. The cost of outsourcing services revenue decreased 20.5% to $7,577,000 in the year ended December 31, 1998 from $9,536,000 for the year ended December 31, 1997. Cost of outsourcing services revenue as a percentage of outsourcing services revenue decreased to 76.3% in the year ended December 31, 1998 from 83.3% in the year ended December 31, 1997. The decrease in costs of outsourcing services revenue in absolute dollars was primarily the result of reduction of the resources associated with the termination of the above-referenced Engineering Consultant Services Agreement between the Company and one of its clients.

     Cost of License Revenue. Cost of license revenue consists primarily of salaries, benefits, amortization expense of intangibles related to the MDI acquisition and related overhead costs associated with license-related materials packaging and freight. Cost of license revenue was $1,631,000 in the year ended December 31, 1998, or 17.3% of license revenue. Cost of license revenue was $690,000, or 3.2% of license revenue, in the year ended December 31,

1997. The increase in cost of license revenue in absolute dollars was primarily attributable to the amortization of intangibles related to the MDI acquisition.

     Cost of Other Services Revenue. Cost of other services revenue consists primarily of salaries, benefits and related overhead costs associated with delivering other services to clients. Cost of other services revenue increased 70.1% to $9,110,000 in the year ended December 31, 1998 from $5,357,000 in the year ended December 31, 1997. Cost of other services revenue as a percentage of other services revenue decreased to 74.9% in the year ended December 31, 1998 from 76.5% in the year ended December 31, 1997. Costs increased in absolute dollars in the year ended December 31, 1998 were primarily the result of increased staffing for actual and anticipated increases in demand for the Company's renovation and renovation quality evaluation services. The actual resources deployed were greater than required, as the anticipated growth in demand for such service never materialized.

   Operating Expenses

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and related overhead costs for sales and marketing personnel; sales referral fees to third parties; advertising programs; and other promotional activities. Sales and marketing expenses increased 49.4% to $13,244,000 in the year ended December 31, 1998 from $8,864,000 in the year ended December 31, 1997. As a percentage of total revenue, sales and marketing expenses increased to 42.0% in the year ended December 31, 1998 from 22.3% in the year ended December 31, 1997. The increase in expenses in absolute dollars and as a percentage of revenue was primarily attributable to increased staffing, commissions, and promotional activities. In April of 1999, the Company eliminated its marketing resources and reduced its direct sales force to one sales representative. Future sales will be dependent upon this single representative, the sales efforts of senior management and the potential establishment of ongoing agent relationships with former sales representatives.

     Research and Development. Research and development expenses consist primarily of salaries, benefits and related overhead costs for engineering and technical personnel and outside engineering consulting services associated with developing new products and enhancing existing products. Research and development expenses increased 2.5% to $8,528,000 in the year ended December 31, 1998 from $8,324,000 in the year ended December 31, 1997. As a percentage of total revenue, research and development expenses increased to 27.1% in the year ended December 31, 1998 from 21.0% in the year ended December 31, 1997. The increase in research and development dollars in absolute terms was primarily attributable to increased staffing for the product development efforts of the Company's year 2000 products and services and mass change technologies including an increase in staffing through new hires, internal transfers and the acquisition of MDI. During the Company's employment reductions in September 1998, December 1998 and April 1999 the majority of its research and development resources were eliminated. The Company still has its development and support center in India, and limited resources to support the potential sale of its technology. There are no new development efforts underway.


     General and Administrative. General and administrative expenses consist primarily of salaries and related costs for the finance and accounting, human resources, legal services, information systems and other administrative departments of the Company, as well as legal and accounting expenses and the amortization of intangible assets associated with the Vista acquisition. General and administrative expenses also include allowance for doubtful accounts and any specific write-offs of uncollectible receivables. General and administrative expenses increased 73.1% to $7,466,000 in the year ended December 31, 1998 from $4,312,000 in the year ended December 31, 1997. As a percentage of total revenue, general and administrative expenses increased to 23.7% in the year ended December 31, 1998 from 10.9% in the year ended December 31, 1997. The increase in general and administrative expenses in absolute dollars was primarily due to the write-down of a customer receivable balance, an increase in the Company's allowance for doubtful accounts reserve, additions to the Company's administrative staff to support certain anticipated growth, higher professional fees and increases in other general corporate expenses as well as increased costs associated with being a publicly traded company.

        Impairment of Long-Lived Assets. The Company periodically assesses whether any events or changes in circumstances have occurred that would indicate that the carrying amount of a long-lived asset might not be recoverable. When such an event or change in circumstance occurs, the Company evaluates whether the carrying amount of such asset is recoverable by comparing the net book value of the asset to estimated future undiscounted cash flows, excluding interest charges, attributable to such asset. If it is determined that the carrying amount is not recoverable, the Company recognizes an impairment loss equal to the excess of the carrying amount of the asset over the estimated fair value of such asset.

      Due to lower than anticipated revenue and losses in excess of expectations during the quarter ended September 30, 1998, the Company adopted a plan to stop development of all existing and in-process products originally acquired from MDI in December 1997, including all Vantage YR2000 renovation and testing software tools and the generic mass change product. Substantially all direct sales efforts relating to existing Vantage YR2000 products were also stopped. In connection with these actions, the Company also undertook a restructuring of its operations (See Note 5 to the Notes to Consolidated Financial Statements below.) which included the closure of the Company's research and development facilities in Cincinnati, Ohio and Lisle, Illinois and the termination of substantially all the employees at these facilities. As a result of these events, management concluded that an assessment of the recoverability of intangible assets recorded in connection with the acquisition of MDI in December 1997 was required at September 30, 1998. The Company determined that its property and equipment at these locations was not subject to impairment as substantially all such assets were scheduled to be redeployed.

      In connection with the assessment, management prepared forecasts of the expected future cash flows related to these intangible assets on an undiscounted basis and without interest charges. Due to the fact that product development efforts had been stopped, the Company concluded that the existing technology acquired as part of the MDI acquisition would only be used in existing Vantage YR2000 products. As a result of this analysis, management determined that the estimated undiscounted net cash flows to be generated by acquired technology recorded as part of the MDI acquisition were less than the asset's net book value as of September 30, 1998. Accordingly, the acquired technology was written-down to $289,000, its estimated fair value, using a discounted cash flow model. With regard to intangible assets relating to assembled workforce and goodwill acquired from MDI, management concluded that the net book value of these amounts could no longer be supported due to the termination of all former MDI employees and the shift of the Company's strategy away from MDI-related products. Accordingly, the Company recorded an impairment charge totaling $4,294,000 during the quarter ended September 30, 1998.

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

      In December 1998, as a result of the significant downsizing of the Company's operations (See Note 5 to the Notes to Consolidated Financial Statements below.) and continuing decline in operating results, the Company reviewed the carrying amount of its property and equipment at December 31, 1998 and committed to a plan to dispose certain of its assets, primarily excess computer equipment and furniture relating to the restructured operations, either by sale or abandonment. The plan is expected to be completed by June 30, 1999. The fair value of the assets to be disposed of was measured at management's best estimate of salvage value, by using the current market values or the current selling prices for similar assets. Costs to sell are not expected to be significant. Based upon management's review, the carrying amounts of assets having a net book value of $1,145,000 were written-down to a total amount of $221,000, representing the lower of carrying amount or fair value (salvage value), and the Company recorded an impairment charge totaling $924,000. The assets to be disposed of are not depreciated or amortized while they are held for disposal and the reduction in depreciation expense resulting from this write-down is approximately $48,000 on a quarterly basis beginning in the first quarter of 1999.

         Restructuring Charges. In December 1998, the Company announced its intention to restructure and recorded a charge of $1,316,000 consisting in part of severance payments associated with the termination of approximately 22% of the Company's employees (45 employees). At December 31, 1998, all 45 employees had been terminated with no further terminations remaining under the restructuring. In addition, a significant portion of the restructuring charge related to a further reduction of occupied space at the Company's headquarters in Billerica, MA and consisted primarily of accrual of lease costs, net of estimated sublease income. Payments related to the terminated employees were completed by December 31, 1998. Payments related to the reduction of occupied space are expected to be complete by February 2006. The Company has estimated that the restructuring will result in a reduction of approximately $950,000 in salary and related costs and $70,000 in lease related costs on a quarterly basis beginning in the first quarter of 1999.

     In September 1998, the Company announced its intention to restructure and recorded a charge of $3,372,000 consisting in part of severance payments associated with the termination of approximately 33% of the Company's employees at that time (89 employees). At September 30, 1998, all 89 employees had been terminated with no further terminations remaining under the restructuring. In addition, a significant portion of the restructuring charge related to the closure of two research and development centers and a reduction of occupied space at the Company's headquarters in Billerica, MA and consisted primarily of accrual of lease costs, net of estimated sublease income. Payments related to terminated employees were completed by December 1998 for 82 employees and are expected to be completed by September 1999 for the remaining 7 employees. Payments related to the closure of facilities and reduction of occupied space are expected to be completed by June 2003. The Company has estimated that the restructuring will result in a reduction of approximately $1,900,000 in salary and related costs and $250,000 in lease related costs on a quarterly basis beginning in the fourth quarter of 1998.

     In March 1998, the Company announced its intentions for a strategic restructuring to refocus the Company's investments and to reduce its operating expenses. The Company effected this restructuring, which was finalized in the second quarter of 1998, and recorded a charge of $1,439,000 consisting in part of severance payments associated with the termination of approximately 12% of the Company's employees in April 1998 (48 employees). At June 30, 1998, all 48 employees had been terminated with no further terminations remaining under the restructuring. In addition, a significant portion of the restructuring charge related to the closure of two research and development and outsourcing centers, consisting primarily of accrual of lease costs, net of estimated sublease income, and support costs for a discontinued product. Payments related to terminated employees were completed in June 1998 for 45 employees and are expected to be completed by September 1999 for the remaining 3 employees. Payments related to the closure and reduction of facilities are expected to be complete by April 2003. The restructuring resulted in a reduction of approximately $950,000 in salary and related costs and $90,000 in facility related costs on a quarterly basis beginning in second quarter of 1998.

     Interest Income (Expense), Net. Interest income and expense is primarily composed of interest income from cash balances and interest expense on debt. The Company had interest income, net, of $485,000 in the year ended December 31, 1998 compared to interest income, net, of $948,000 in the year ended December 31, 1997. This change in interest income (expense), net was primarily attributable to decreased interest income from decreased cash balances.

     Provision for Income Taxes. The Company's income tax provision was $25,000 and $260,000 in 1998 and 1997, respectively. The 1998 provision relates to foreign income taxes. The Company recorded no U.S. Federal or State taxes in 1998 due to taxable losses incurred. The Company's effective tax rate for 1997 was significantly impacted by the write-off of the acquired in-process research and development which is not immediately deductible by the Company and for which a deferred tax asset valuation allowance was provided. Accordingly, the Company did not realize a tax benefit in 1997 as a result of its net loss. The provision was the result of an increase in taxable income and international taxes, which was substantially offset by the Company's expected utilization in 1997 of previously generated net operating loss carryforwards.

     The Company had net deferred tax assets of $35,520,000 and $24,072,000 at December 31, 1998 and 1997, respectively. At December 31, 1998 and 1997, the Company has provided a valuation allowance for the full amount of its net deferred tax assets since, based on the weight of available evidence, management has concluded that it is more likely than not (defined as a likelihood of slightly more than 50%) that these future benefits will not be realized. If the Company achieves profitability, these net deferred tax assets may be available to offset future income tax liabilities and expense.

     Minority Interest in Majority-Owned Subsidiary. The minority interest in majority-owned subsidiary represents the equity interest in the operating results of Persist, the Company's majority-owned Spanish subsidiary, held by stockholders of Persist other than the Company. The minority interest in majority-owned subsidiary increased to a gain of $4,000 in the year ended December 31, 1998 from a loss of $4,000 in the year ended

December 31, 1997. This change was the result of the decreased profitability of Persist. The Company sold its majority interest in Persist to the minority shareholders in July, 1998. The Company established a branch in Spain in 1999 to provide outsourcing services.


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

     Acquired Research and Development. As discussed in Note 4 to the consolidated financial statements, the Company recorded a charge to operations of $70,800,000 for the write-off of acquired in-process research and development, the value of which was determined based upon an independent appraisal. Acquired technology included in the in-process write-off reflects the purchase price allocated to technology currently under development which is not yet considered technologically feasible and which had no alternative future use at the time of the acquisition.

     During 1998, the Company received and responded to a comment letter related to the Company's Form 10-K for the year ended December 31, 1997 from the Securities and Exchange Commission ("SEC") regarding, among other things, the Company's accounting for this in-process research and development. A response to the Company's letter has been received from the SEC, and the Company has further responded. Although the

Company believes it has properly accounted for the item, a different conclusion would require further restatement of the Company's results beginning with the fourth quarter of 1997.

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

     The Company had net deferred tax assets of $24,072,000 and $2,178,000 at December 31, 1997 and 1996, respectively. At December 31, 1997 and 1996, the Company has provided a valuation allowance for the full amount of its net deferred tax assets since, based on the weight of available evidence, management has concluded that it is more likely than not (defined as a likelihood of slightly more than 50%) that these future benefits will not be realized. If the Company achieves profitability, these net deferred tax assets may be available to offset future income tax liabilities and expense.

     Minority Interest in Majority-Owned Subsidiary. The minority interest in majority-owned subsidiary decreased to $4,000 in the year ended December 31, 1997 from $24,000 in the year ended December 31, 1996. This change was the result of the decreased profitability of Persist. At December 31,1997 and 1996, the Company held a 63.0% equity interest in Persist.


LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations and capital expenditures primarily with the proceeds from sales of the Company's convertible preferred stock and common stock, borrowings, advance payments for services from clients and internally generated cash flows. The Company's cash balances were $3,378,000 and $11,340,000 at December 31, 1998 and 1997, respectively. The Company's working capital was $1,805,000 and $20,931,000, at December 31, 1998 and 1997,
respectively. On July 8, 1997, the Company closed an initial public offering of 4,025,000 shares (2,800,000 of which were offered by the Company and the balance by selling stockholders) of common stock at a price of $16.00 per share. The net proceeds to the Company from the offering after deducting offering expenses were $40,664,000. The Company used such proceeds for repayment of certain existing indebtedness and the MDI acquisition, and plans to use the remaining proceeds for limited research and development, working capital and general corporate purposes.

     The Company's operating activities used cash of $7,661,000 and provided cash of $226,000 during the years ended December 31, 1998 and 1997, respectively. The Company's operating use of cash during the year ended December 31, 1998 was primarily caused by its net loss of $18,372,000 (excluding the non-cash items of depreciation and the charge for impairment of long-lived assets) offset by its reduction of accounts receivable of $8,671,000. Receivables decreased due to the reduction in revenues from 1997 to 1998.

     The Company used cash of $1,313,000 and $36,368,000 for investing activities during the years ended December 31, 1998 and 1997, respectively. Investing activities in 1998 consisted primarily of investment in property, plant and equipment; and the net cash impact of the Company's divestiture of its majority-owned subsidiary, Persist offset by the sale of short-term investments.

     The Company's financing activities provided cash of $428,000 and $40,158,000 during the years ended December 31, 1998 and 1997, respectively. As discussed above, the 1997 period includes the net proceeds of the Company's initial public offering.

     In September 1996, the Company obtained a revolving line of credit facility from a bank which bore interest at the bank's prime rate plus 0.5% (8.25% at December 31, 1998). The line of credit expired and all borrowings were payable in full on September 30, 1998. At December 31, 1998, there were no borrowings outstanding under the line of credit. In addition to this line of credit, the Company also entered into an equipment financing agreement in September 1996. Under this agreement, the bank agreed to provide up to $1,500,000 for the purchase of certain equipment (as defined by the agreement) through September 30, 1997. Ratable principal and interest payments were payable during the period July 1, 1997 through June 1, 2000, and bore interest at the bank's prime rate plus 1% (8.75% at December 31, 1998). At September 30, 1998, both of these agreements required the Company to comply with certain financial covenants and were secured by all of the assets of the Company. As of September 30, 1998, the Company was in violation of such financial covenants and, accordingly, classified all borrowings under this credit facility as short-term obligations. The bank notified the Company in October, 1998 that the Company was in default under its line of credit facility and equipment financing agreement and requested that the Company provide cash collateral for the amount of equipment financing outstanding and provide cash collateral for a $300,000 standy letter of credit issued by the bank. There were no borrowings outstanding under the revolving credit facility and $269,000 was outstanding under the equipment financing agreement at December 31, 1998. The Company provided cash collateral for all amounts outstanding under the equipment financing agreement in December 1998 and for the $300,000 letter of credit in October 1998. The letter of credit was drawn upon and the equipment financing debt was paid in early 1999. The bank has indicated that it will not renew or further extend the Company's revolving credit facility. There can be no assurance that the Company will be able to raise additional funds through bank borrowings and/or debt and/or equity financings.

     To date, the Company has not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. Excess cash has been, and the Company contemplates that it will continue to be, invested in interest-bearing, investment grade securities.

Going Concern Matters

     The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. However, the Company experienced net losses in the year ended December 31, 1998 and the three months ended March 31, 1999 which raise doubt about its ability to continue as a going concern. On March 29, 1999, the Company announced an anticipated $2.0 to $2.5 million loss for the first quarter of 1999 and that the net loss will significantly erode the Company's cash balances and jeopardize its ability to continue as a going concern. The Company's continued existence is dependent upon its ability to achieve a cash flow breakeven position and/or to obtain additional sources of financing and there can be no assurance that the Company will be able to achieve the foregoing. The Company does not believe that it will be able to achieve a cash flow breakeven position in the future and it is considering various alternatives including the possibility of filing for the protection against creditors under applicable bankruptcy laws.

     On February 3, 1999, the Company's common stock was delisted from trading on the Nasdaq Stock Market. The common stock currently trades on the OTC Bulletin Board. There can be no assurance that the Company will not be de-listed.

     In March 1999, the Company announced that it had retained Covington Associates to render financial advisory and investment banking services in connection with exploring strategic alternatives including the potential sale of the Company.

     On April 2, 1999, the Company announced a reduction in its workforce of approximately 40 people in the areas of sales, marketing and year 2000 delivery. The Company currently maintains its outsourcing service delivery resources and limited sales and year 2000 resources required to meet current support obligations.

     Further reductions in expenses or the sale of assets may not be adequate to bring the Company to a cash breakeven position. In addition, there can be no assurance that such actions will not have an adverse affect on the

Company's ability to generate revenue or successfully implement any strategic alternatives under consideration. Failure to establish a cash flow breakeven position or raise additional funds through bank borrowings and/or equity and/or debt financing have and will continue to adversely impact the Company's ability to continue as a going concern. The Company does not believe that it will be able to achieve a cash flow breakeven position in the future and its Board of Directors is considering various alternatives.


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


RECENTLY ISSUED ACCOUNTING STANDARDS

     In October 1997, the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants ("AICPA") issued SOP 97-2, "Software Revenue Recognition." SOP 97-2 provides guidance on the timing and amount of revenue recognition when licensing, selling, leasing or otherwise marketing computer software and became effective for transactions entered into by the Company beginning on January 1, 1998. The Company adopted SOP 97-2 for the year ended December 31, 1998. Subsequently, in March 1998, AcSEC issued SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition." SOP 98-4 deferred certain provisions of SOP 97-2 pertaining to its requirements for what constitutes vendor-specific objective evidence ("VSOE") of the fair value of individual elements of a multiple-element arrangement for a one-year period. At the same time, AcSEC immediately began a project to further clarify the requirements surrounding VSOE. This project resulted in SOP 98-9, "Modification of SOP 97-2, `Software Revenue Recognition,' with Respect to Certain Transactions," which was issued in December 1998. In SOP 98-9, AcSEC decided to retain the limitations on what is considered VSOE of fair value in a software arrangement, except in limited circumstances. Generally, the limitations on VSOE of fair value that were deferred by SOP 98-4 will be effective for transactions that are entered into in fiscal years beginning after March 15, 1999. The Company believes that its current revenue recognition policies and practices are consistent with the provisions of SOP 98-9.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

   Failure to Achieve Cash Flow Breakeven/Strategic Initiatives

     The Company's ability to achieve a cash flow breakeven position is critical for achieving financial stability. The Company does not believe that it will be able to achieve a cash flow breakeven and is considering various alternatives including the possibility of filing for the protection against creditors under applicable bankruptcy laws. Further reductions in expenses or the sale of assets may not be sufficient to bring the Company to a cash breakeven position. In addition, there can be no assurance that any actions taken to sell assets or reduce expenses will not have a material adverse impact on the Company's ability to generate revenue or successfully implement any strategic alternatives under consideration. Failure to establish a cash flow break even position or raise additional funds through bank borrowings and/or equity and/or debt financings, has and will continue to adversely impact the Company's ability to continue as a going concern.

   Financing

     There can be no assurance that the Company will be able to successfully negotiate a borrowing arrangement with a bank or obtain additional funds through equity and/or debt financings. Failure to establish a cash flow break even position or raise additional funds through bank borrowings and/or equity and/or debt financings will continue to adversely impact the Company's ability to continue as a going concern.

   Over the Counter Listing

     The Company's common stock trades on the Over the Counter Bulletin Board which has certain continued listing criteria. Failure to meet those listing requirements may result in the Company being de-listed. There can be no assurance that the Company will not be de-listed. Trading of the common stock is conducted in the over-the-counter market which could make it more difficult for an investor to dispose of, or obtain accurate quotations as to the market value of, the common stock. In addition, there are additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors. For transactions covered by this rule, the broker-dealer must make a special suitability determination for the purchaser and must have received the purchaser's written consent to the transaction prior to sale. Consequently, delisting, if it occurred, may affect the ability of broker-dealers to sell the Company's common stock and the ability of the stockholders to sell their common stock. In addition, if the trading price of the common stock is below $5.00 per share, trading in the common stock would also be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associate therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the common stock, which could severely limit the market liquidity of the common stock and the ability of purchasers in this offering to sell the common stock in the secondary market.

   Revenue Risk

     The Company's current strategy is to minimize expenses, while preserving its principal saleable assets: its outsourcing business and its technology. Along with Covington Associates, its investment banker, the Company is actively pursuing strategic relationships with an emphasis on the sale of all or parts of its assets. The Company is continuing to selectively pursue sales of its EuroPac, SAM Relay, RQE Tool and SAM Workbench tools. The Company is also focusing on renewing its existing outsourcing contracts and licensing its methodology and providing limited consulting services. There can be no assurance that this current strategy will generate revenues sufficient for the Company to achieve a cash flow breakeven position.

   Litigation Risk

     The future course of the class action claims against the Company described in footnote 19 to the consolidated financial statements could have a material adverse impact on the Company's financial condition and results of operations in the period in which the litigation is resolved.

   Limited Operating History

     The Company was founded in August 1991 and began operations in 1992. Most of the Company's revenue prior to 1997 has been attributable to software maintenance outsourcing and other services, and the Company had no license revenue prior to 1996. The Company's software maintenance AutoEnhancer/2000 and VANTAGE YR 2000 software, has a limited history of client acceptance and use. Accordingly, the Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by organizations in their early stage of development, particularly companies in new and rapidly evolving markets and in light of its current difficult financial condition. To address these risks, the Company must, among other things, respond to competitive developments, continue to attract, retain and motivate qualified management and other employees, continue to upgrade its technologies and commercialize products and services that incorporate such technologies and achieve market acceptance for its products and services. There can be no assurance that the Company will be successful in addressing such risks, especially in light of its current difficult financial condition.

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

     The Company's expense levels are based, in part, on its expectations as to future revenue and are fixed, to a large extent, in the short term. As a result, the Company has been and may continue to be unable to adjust spending in a timely manner to compensate for any further unexpected revenue shortfall. Accordingly, any significant shortfall in revenue in addition to those already experienced in relation to the Company's expectations would have an immediate and material adverse effect on the Company's business, financial condition and results of operations.

     Due to all of the foregoing factors, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and that such comparisons cannot be relied upon as indicators of future performance. There can be no assurance that future revenue and operating results will not continue to vary substantially. It is also possible that in a quarter the Company's operating results will be below the expectations of public market analysts and investors. In either case, the price of the Company's Common Stock has been and could continue to be materially adversely affected.

     Need to Develop Additional Products and Services

     During 1998, the Company generated significant revenue from, and devoted significant resources to, products and services that address the year 2000 problem. That demand has diminished significantly and will eventually disappear. Furthermore, in April 1999, the Company announced a reduction in workforce and that it maintains only its outsourcing delivery resources and limited sales and year 2000 resources to meet current support obligations. Also the Company plans to continue limited maintenance of and enhancements to its products and no development of new products. There can be no assurance that the Company will be able to grow or maintain its outsourcing business especially in light of its current difficult financial condition. The failure to diversify and develop additional products and services would have a material adverse effect on the Company's business, financial condition and results of operations.

   Concentration of Clients and Credit Risk

     To date, the Company's revenue has been dependent on a few major clients such as AT&T, Bull and Computervision. Most of the Company's contracts with its clients are terminable at will by either party upon written notice in accordance with the terms of the contract, at which time payment for services rendered to date is due. In addition, certain contracts provide for limited price protection and related notice provisions that could require the Company to adjust the pricing provisions of these contracts. To date, the Company has not made any such adjustments. Although the Company's largest clients have varied from period to period, the Company anticipates that its results of operations in any given period will continue to depend to a significant extent upon revenue from a small number of clients. There can be no assurance that the Company's major clients will continue to purchase products and services from the Company at current levels, if at all, or that the Company will be able to replace revenue from such clients with revenue from other clients. The loss of, or a significant reduction in revenue from, any of the Company's major clients would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, with such a large percentage of the Company's revenue attributable to a small number of clients, the loss of one or more major clients would have a material adverse effect on the Company's liquidity.

   Competition

     The market for the Company's products and services is intensely competitive and is characterized by rapid changes in technology and user needs and the frequent introduction of new products. The mass change and year 2000 industries have attracted many competitors, some of which may offer additional products and services. There are no significant barriers to entry in the year 2000 industry. In addition, the Company faces competition in the software maintenance outsourcing services market. A number of the Company's competitors are more established, benefit from greater name recognition and have substantially greater financial, technical and marketing resources than those of the Company and certain of the Company's value added integrators and distributors. As a result, there can be no assurance that the Company's products and services, including the solutions offered by the Company's value added integrators and distributors, will compete effectively with those of their respective competitors especially in light of the Company's current difficult financial condition. The Company's value added integrators and distributors may also offer or develop products and services that compete with the Company's products and services. There can be no assurance that such value added integrators and distributors will not give higher priority to the sales of these or other competitive products and services. See "Business--Competition."

   Competitive Market for Technical Personnel

     The Company depends to a significant extent on its ability to attract, train, motivate and retain highly skilled software professionals, particularly project managers, software engineers and other senior technical personnel. The Company believes that there is a shortage of, and significant competition for, software development professionals with the skills and experience necessary to perform the services offered by the Company. The Company's ability to maintain and renew existing engagements and obtain new business depends, in large part, on its ability to hire and retain technical personnel with the IT skills that keep pace with continuing changes in software evolution, industry standards and technologies and client preferences. The inability to hire additional qualified personnel could impair the Company's ability to satisfy its client base, requiring an increase in the level of responsibility for both existing and new personnel. There can be no assurance that the Company will be successful in retaining current or future employees, especially in light of its current difficult financial condition.

   Fixed-Price, Fixed-Time Contracts

     Part of the Company's business is to offer its outsourcing and technology transfer services on fixed-price, fixed- time frame contracts, rather than contracts in which payment to the Company is determined solely on a time-and-materials basis. These contracts are terminable by either party generally upon prior written notice. Although the Company uses its proprietary tools and methodologies and its past project experience to reduce the risks associated with estimating, planning and performing the fixed-price projects, the Company's standard outsourcing and technology transfer agreements provide for a fixed-fee based on projected reductions in a client's maintenance costs and increases in a client's maintenance productivity. The Company's failure to estimate accurately the resources, costs and time required for a project or its failure to complete its contractual obligations within the time frame committed could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The Company has entered into license agreements with clients that allow these clients access to and use of the Company's AutoEnhance/2000 an Vantage YR 2000 software and SAM Relay and RQE Tools source code for certain purposes. Access to the Company's source code may increase the likelihood of misappropriation or misuse by third parties.

     Currently, the Company has filed six patent applications with the United States Patent and Trademark Office pertaining to technologies, processes and methodologies with respect to the Company's software. A patent has been granted on one of these applications, United States Patent Number: 5,838,979, that covers certain technology applicable to the Mass Change Engine. There can be no assurance that a patent will be issued pursuant to any other of these applications or that, if granted, such patent would survive a legal challenge to its validity or provide meaningful or significant protection to the Company. In addition, the Company may decide to abandon a patent application if, among other things, it determines that continued prosecution of an application would be too costly, the technologies, processes or methodologies are not critical to the Company's business in the forseeable future or it is unlikely that a patent will issue with respect to a particular application. Some competitors of the Company have announced the filing with the PTO of patent applications relating to fixing and assessing the year 2000 problem. The Company expects that the risk of infringement claims against the Company might increase because its competitors might successfully obtain patents for software products and processes or because new and overlapping processes and methodologies used in such services will become more pervasive, increasing the likelihood of infringement. There can be no assurance that third parties will not assert infringement claims against the Company in the future, that the assertion of such claims will not result in litigation or that the Company would prevail in such litigation or be able to obtain a license for the use of any infringed intellectual property from a third party on commercially reasonable terms, if at all. Furthermore, litigation, regardless of its outcome, could result in substantial cost to the Company and divert management's attention from the Company's operations. Any infringement claim or litigation against the Company could, therefore, have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company maintains trademarks and service marks to identify its various service offerings, products and software. Although the Company has registered a trademark and one service mark with the PTO and has several trademark and service mark applications pending in the United States and foreign jurisdictions, not all of the applications have been granted and, even if granted, there can be no assurance that a particular trademark or service mark will survive a legal challenge to its validity or provide meaningful or significant protection to the Company. In some cases, entities other than the Company are using certain trademarks and service marks, either in jurisdictions in which the Company has not filed an application or in which the Company is using a mark in a different manner than a third party. There may be some risk of infringement claims against the Company in the event that a service or product of the Company is too similar to that of another entity that is using a similar mark.

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



   Rapid Technological Change

     The market for the Company's products and services is characterized by rapidly changing technology, evolving industry standards and new product introductions and enhancements that may render existing products obsolete. As a result, the Company's market position could erode further due to unforeseen changes in the features and functionality of competing products. The process of developing products and services such as those offered by the Company is extremely complex and is expected to become increasingly complex and expensive in the future with the introduction of new platforms and technologies. There can be no assurance that the Company will develop any new products in a timely fashion or that the Company's current or future products will satisfy the needs of its target market especially in light of its current difficult financial condition.

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


YEAR 2000 ISSUE

     The Year 2000 issue relates to computer programs and systems that recognize dates using two-digit year data rather than four-digit year data. As a result, such programs and systems may fail or provide incorrect information when using dates after December 31, 1999. If the Year 2000 issue were to disrupt to the Company's internal information technology systems, or the information technology systems of entities with whom the Company has significant commercial relationships, the Company's business and financial condition could be materially adversely affected.

     The Year 2000 issue is relevant to three areas of the Company's business:
(1) the Company's products, (2) the Company's internal computer systems and (3) the computer systems of significant suppliers or customers of the company. Each such area is addressed below.

          1. The Company's Products. In some cases, the Company warrants to its clients that its software will be year 2000 compliant generally subject to certain limitations or conditions. The Company also provides solutions consisting of products and services to address the year 2000 problem involving key aspects of a client's computer systems. A failure in a client's system or failure of the Company's software to be year 2000 compliant would result in substantial damages and therefore have a material adverse effect on the Company's business, financial condition and results of operations. Although the Company does not intend to adopt a formal Year 2000 compliance program for its existing products, it will use commercially reasonable efforts to be Year 2000 compliant.

          2. Internal Systems. The Company's internal computer programs and operating systems relate to certain segments of the Company's business, including customer database management, marketing, order processing, order fulfillment, inventory management, customer service, accounting and financial reporting. These programs and systems consist primarily of:

 .    Business Systems. These systems automate and manage business functions such as customer database management, marketing, order-taking and order-processing, inventory management, customer service, accounting and financial reporting,
 .    Personal Computers and Networks. These systems are used for word processing, document management and other similar administrative functions, and
 .    Telecommunications Systems. These systems provide telephone, voicemail, e-
     mail, Internet and intranet connectivity, and enable the Company to manage overall internal and external communications.

     The Company's business systems are licensed from an outside vendor and the Company expects that these business systems installed in 1997 will be Year 2000 compliant through upgrades and maintenance. Other internal systems consist of widely available office applications and application suites for word-processing, voicemail and other office-related functions. The Company maintains current versions of all such applications and all are, or are expected to be, Year 2000 compliant. Accordingly, the Company does not intend to adopt a formal Year 2000 compliance program for these systems.

          3. Third-Party Systems. The computer programs and operating systems used by entities with whom the Company has commercial relationships pose potential problems relating to the Year 2000 issue, which may affect the Company's operations in a variety of ways. These risks are more difficult to assess than those posed by internal programs and systems, and the Company has not yet begun the process of formulating a plan for assessing them. The Company believes that the programs and operating systems used by entities with whom it has commercial relationships generally fall into two categories: (A) First, the Company relies upon programs and systems used by providers of basic services necessary to enable the Company to reach, communicate and transact business with its suppliers and customers. Examples of such providers include the United States Postal Service, overnight delivery services, telephone companies, other utility companies and banks. Services provided by such entities affects almost all facets of the Company's operations. However, these third-party dependencies are not specific to the Company's business, and disruptions in their availability would likely have a negative impact on most enterprises within the software and services industry and on many enterprises outside the software and services industry. The Company believes that all of the most reasonably likely worst-case scenarios involving disruptions to its operations stemming from the Year 2000 issue relate to programs and systems in this first category. (B) Second, the Company relies upon third parties for certain software code or programs that are embedded in, or work with, its products. The Company believes that the functionality of its products would not be materially diminished by a failure of such third-party software to be Year 2000 compliant.

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

     The Company expects to complete the formulation of its plan for assessing its internal programs and systems and the programs and systems of the entities with whom it has commercial relationships by the end of the second quarter of fiscal 1999 and the identification of related risks and uncertainties by the end of the third quarter of fiscal

1999. Once such identification has been completed, the Company intends to resolve any material risks and uncertainties that are identified by communicating further with the relevant vendors and providers, by working internally to identify alternative sourcing and by formulating contingency plans to deal with such material risks and uncertainties. To date, however, the Company has not formulated such a contingency plan. The Company expects the resolution of such material risks and uncertainties to be an ongoing process until all key year 2000 problems are satisfactorily resolved. The Company does not currently anticipate that the total cost of any Year 2000 remediation efforts that may be needed will be material.


EURO-CURRENCY ISSUE

     The participating member countries of the European Union have agreed to adopt the Euro as the common legal currency on January 1, 1999. On that same date, they established the fixed conversion rates between their existing sovereign currencies and the Euro. The Company has begun to assess the potential impact on the Company that may result from the Euro conversion. At this early state of its assessment, the Company cannot yet predict the impact of the Euro conversion. However, the Company does not expect the Euro conversion to have a material impact on financial results because the Company does not have a significant number of transactions within the European market.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of December 31, 1998, the Company was exposed to market risks which primarily include changes in U.S. interest rates. The Company maintains a significant portion of its cash and cash equivalents in financial instruments with purchased maturities of three months or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments, an immediate increase in interest rates would not have a material effect on the Company's financial condition or results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                        PERITUS SOFTWARE SERVICES, INC.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements:

     Report of Independent Accountants....................................   47

     Consolidated Balance Sheet as of December 31, 1998 and 1997..........   48

     Consolidated Statement of Operations for the three years ended
        December 31, 1998.................................................   49

     Consolidated Statement of Changes in Stockholders' Equity for
        the three years ended December 31, 1998...........................   50

     Consolidated Statement of Cash Flows for the three years ended
        December 31, 1998.................................................   52

     Notes to Consolidated Financial Statements...........................   55

Financial Statement Schedule:

     For the three years ended December 31, 1998

          II.   Valuation and Qualifying Accounts.........................   83

     All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Peritus Software Services, Inc.

     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Peritus Software Services, Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered net losses in each of the three years ended December 31, 1998, and the Company's continued existence is dependent upon its ability to achieve a cash flow breakeven position and/or to obtain additional sources of financing. The Company does not believe that it will be able to achieve a cash flow breakeven position in the future. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
February 18, 1999, except
as to Note 1 and the
last sentence of Note
15, which are as of
April 2, 1999

                        PERITUS SOFTWARE SERVICES, INC.

                          CONSOLIDATED BALANCE SHEET
                   (IN THOUSANDS, EXCEPT SHARE-RELATED DATA)

                                                                                                     DECEMBER 31,
                                                                                                -----------------------
                                                                                                   1998         1997
                                                                                                ----------   ----------
                                             ASSETS
                                             ------
Current assets:
    Cash and cash equivalents..................................................................   $   2,809    $  11,340
    Restricted cash............................................................................         569           --
    Short-term investments.....................................................................         500        3,000
    Accounts receivable, net of allowance for doubtful accounts of $726 and $95, respectively, and including amounts receivable from related parties of $42 and $289,
     respectively..............................................................................       3,720       12,627
    Costs and estimated earnings in excess of billings on uncompleted contracts, including
     amounts on uncompleted contracts with related parties of $ -- and $250 respectively.......         951        2,547
    Prepaid expenses and other current assets..................................................         816          710
                                                                                                  ---------    ---------
        Total current assets...................................................................       9,365       30,224
Property and equipment, net....................................................................       3,848        3,859
Intangible and other assets, net...............................................................         510        5,787
                                                                                                  ---------    ---------
                                                                                                  $  13,723    $  39,870
                                                                                                  =========    =========
                              LIABILITIES AND STOCKHOLDERS' EQUITY
                              ------------------------------------

Current liabilities:
    Current portion of capital lease obligations...............................................   $      90    $      51
    Current portion of long-term debt..........................................................         269          292
    Accounts payable...........................................................................         462        1,650
    Billings in excess of costs and estimated earnings on uncompleted contracts................         435          976
    Deferred revenue...........................................................................       1,890        2,818
    Other accrued expenses and current liabilities.............................................       4,414        3,506
                                                                                                  ---------    ---------
        Total current liabilities..............................................................       7,560        9,293
Capital lease obligations......................................................................         286          144
Long-term debt.................................................................................          --          269
Other long-term liabilities....................................................................       1,067           --
                                                                                                  ---------    ---------
        Total liabilities......................................................................       8,913        9,706
                                                                                                  ---------    ---------
Minority interest in majority-owned subsidiary.................................................          --          159
Commitments and contingencies (Notes 5, 18 and 19).............................................          --           --
Stockholders' equity:
     Common stock, $.01 par value; 50,000,000 shares authorized; 16,344,985 and 15,361,800
      shares issued and outstanding at December 31, 1998 and 1997, respectively................         164          154
Additional paid-in capital.....................................................................     105,135      103,808
Accumulated deficit............................................................................    (100,488)     (73,815)
Note receivable from stockholder...............................................................          --          (58)
Accumulated other comprehensive income.........................................................          (1)         (84)
                                                                                                  ---------    ---------
        Total stockholders' equity.............................................................       4,810       30,005
                                                                                                  ---------    ---------
                                                                                                  $  13,723    $  39,870
                                                                                                  =========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                        PERITUS SOFTWARE SERVICES, INC.

                     CONSOLIDATED STATEMENT OF OPERATIONS
                 (IN THOUSANDS, EXCEPT PER SHARE-RELATED DATA)

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                   -----------------------------------
                                                                                      1998        1997         1996
                                                                                   ----------  ----------   -----------
Revenue:
    Outsourcing services, including $872, $4,478, and $4,943 from related parties,
     respectively.................................................................  $    9,925  $   11,447  $  10,190
    License, including $255, $0, and $1,500 from related parties, respectively....       9,444      21,255      6,526
    Other services, including $204, $0, and $0 from related parties, respectively.      12,163       7,007      2,519
                                                                                    ----------  ----------  ---------
        Total revenue.............................................................      31,532      39,709     19,235
                                                                                    ----------  ----------- ---------
Cost of revenue:
    Cost of outsourcing services, including $750, $2,467, and $1,984 from related
     parties, respectively........................................................       7,577       9,536      8,488
    Cost of license...............................................................       1,631         690        162
    Cost of other services, including $56, $0, and $0 from related parties,
     respectively.................................................................       9,110       5,357      2,931
                                                                                    ----------  ----------  ---------
        Total cost of revenue.....................................................      18,318      15,583     11,581
                                                                                    ----------  ----------  ---------
Gross profit......................................................................      13,214      24,126      7,654
                                                                                    ----------  ----------  ---------
Operating expenses:
    Sales and marketing...........................................................      13,244       8,864      3,116
    Research and development......................................................       8,528       8,324      6,033
    General and administrative....................................................       7,466       4,312      3,249
    Write off of acquired in-process research and development.....................          --      70,800         --
    Impairment of long-lived assets...............................................       5,218          --         --
    Restructuring charges.........................................................       5,906          --         --
                                                                                    ----------  ----------  ---------
        Total operating expenses..................................................      40,362      92,300     12,398
                                                                                    ----------  ----------  ---------
        Loss from operations......................................................    ( 27,148)    (68,174)    (4,744)
Interest income...................................................................         548       1,163         48
Interest expense..................................................................         (63)       (215)      (344)
                                                                                    ----------  ----------  ---------
    Loss before gain on sale of majority-owned subsidary, income taxes and
     minority interest in majority-owned subsidiary...............................     (26,663)    (67,226)    (5,040)
Gain on sale of majority-owned subsidary..........................................         (11)         --         --
Provision (benefit) for estimated income taxes....................................          25         260       (143)
                                                                                    ----------  ----------  ---------
    Loss before minority interest in majority-owned subsidiary....................     (26,677)    (67,486)    (4,897)
Minority interest in majority-owned subsidiary....................................          (4)          4         24
                                                                                    ----------  ----------  ---------
    Net loss......................................................................     (26,673)    (67,490)    (4,921)
Accrual of dividends on Series A and B preferred stock............................          --         675        689
Accretion to redemption value of redeemable stock.................................          --          57        413
                                                                                    ----------  ----------  ---------
Net loss available to common stockholders.........................................  $  (26,673) $  (68,222) $  (6,023)
                                                                                    ==========  ==========  =========
Net loss per share:
    Basic ........................................................................  $    (1.65) $    (7.03) $   (1.02)
                                                                                    ==========  ==========  =========
    Diluted.......................................................................  $    (1.65) $    (7.03) $   (1.02)
                                                                                    ==========  ==========  =========
Weighted average shares outstanding:
    Basic ........................................................................      16,177       9,708      5,876
                                                                                   ===========  ==========  =========
    Diluted.......................................................................      16,177       9,708      5,876
                                                                                   ===========  ==========  =========
Pro forma basic and diluted net loss per share (unaudited)........................              $    (5.83) $   (0.67)
                                                                                                ==========  =========
Pro forma basic and diluted weighted average shares outstanding (unaudited).......                  11,574      7,394
                                                                                                ==========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

                        PERITUS SOFTWARE SERVICES, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   (IN THOUSANDS, EXCEPT SHARE-RELATED DATA)

                                                                                  CLASS A                CLASS B
                                             COMMON STOCK      ADDITIONAL       COMMON STOCK           COMMON STOCK
                                        ---------------------              ---------------------  ---------------------
                                          NUMBER                 PAID-IN     NUMBER                 NUMBER
                                         OF SHARES    AMOUNT     CAPITAL    OF SHARES    AMOUNT    OF SHARES    AMOUNT
                                        -----------  --------  ----------  -----------  --------  -----------  --------
Balance, December 31, 1995...........            --  $     --   $      --    5,525,075  $  1,216       99,912  $    160
Purchase of 189,588 shares of
Class A
  common stock for treasury..........
Issuance of common stock.............                                          431,515     1,027
Exercise of employee stock options,
  including related receivable from
  stockholder........................                                           36,250        58
Effect of accelerating vesting of
certain                                                                                      118
  common stock options...............
Sale of common stock pursuant to
  exercise of stock options..........                                          158,587       118        1,909         5
Retirement of treasury stock.........                                         (117,813)     (330)        (625)       (1)
Accrual of cumulative dividends on
  redeemable convertible preferred
  stock and accretion to redemption
  value on redeemable stock..........
Cumulative translation adjustment....
Net loss.............................
                                        -----------  --------  ----------  -----------  --------  -----------  --------
Balance, December 31, 1996...........            --        --          --    6,033,614     2,207      101,196       164
Sale of common stock pursuant to
  exercise of stock options..........        52,002         1          51      165,781        23
Accrual of cumulative dividends on
  redeemable convertible preferred
  stock and accretion to redemption
  value on redeemable stock..........
Termination of stock purchase right..                                 326
Conversion of Class A and Class B
  common stock to common stock.......     6,300,591        63       2,331   (6,199,395)   (2,230)    (101,196)     (164)
Conversion of Series A and Series B
  redeemable convertible preferred
  stock to common stock..............     3,721,707        37      12,657
Sale of common stock in connection
  with initial public offering,
net of
  issuance costs.....................     2,800,000        28      40,636
Cumulative translation adjustment....
Sale of common stock pursuant to
  exercise of warrants...............       312,500         3         497
Issuance of common stock in
  connection with acquisition of
  Millennium Dynamics, Inc. .........     2,175,000        22      47,310
Net loss.............................
                                        -----------  --------  ----------  -----------  --------  -----------  --------
Balance, December 31, 1997...........    15,361,800  $    154   $ 103,808           --  $     --           --  $     --


                                                                             ACCUMULATED       TOTAL
                                                               RECEIVABLE       OTHER       STOCKHOLDER'S
                                        ACCUMULATED  TREASURY     FROM      COMPREHENSIVE      EQUITY
                                          DEFICIT     STOCK    STOCKHOLDER     INCOME        (DEFICIT)
                                        -----------  --------  -----------  -------------   -------------
Balance, December 31, 1995...........   $       430  $     (4) $         -  $           -   $       1,802
Purchaser of 189,588 shares of Class
  A common stock for treasury........                    (531)                                       (531)
Issuance of common stock.............                     201                                       1,228
Exercise of employee stock options,
  including related receivable from
  stockholder........................                                  (58)                            --
Effect of accelerating vesting of
certain                                                                                               118
  common stock options...............
Sale of common stock pursuant to
  exercise of stock options..........                       3                                         126
Retirement of treasury stock.........                     331                                          --
Accrual of cumulative dividends on
  redeemable convertible preferred
  stock and accretion to redemption
  value on redeemable stock..........        (1,102)                                               (1,102)
Cumulative translation adjustment....                                                 (22)            (22)
Net loss.............................        (4,921)                                               (4,921)
                                        -----------  --------  -----------  -------------   -------------
Balance, December 31, 1996...........        (5,593)       --          (58)           (22)         (3,302)
Sale of common stock pursuant to
  exercise of stock options..........                                                                  75
Accrual of cumulative dividends on
  redeemable convertible preferred
  stock and accretion to redemption
  value on redeemable stock..........          (732)                                                 (732)
Termination of stock purchase right..                                                                 326
Conversion of Class A and Class B
  common stock to common stock.......                                                                  --
Conversion of Series A and Series B
  redeemable convertible preferred
  stock to common stock..............                                                              12,694
Sale of common stock in connection
  with initial public offering,
net of
  issuance costs.....................                                                              40,664
Cumulative translation adjustment....                                                 (62)            (62)
Sale of common stock pursuant to
  exercise of warrants...............                                                                 500
Issuance of common stock in
  connection with acquisition of
  Millennium Dynamics, Inc. .........                                                              47,332
Net loss.............................       (67,490)                                              (67,490)
                                        -----------  --------  -----------  -------------   -------------
Balance, December 31, 1997...........   $   (73,815) $     --  $       (58) $         (84)  $      30,005

                        PERITUS SOFTWARE SERVICES, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   (IN THOUSANDS, EXCEPT SHARE-RELATED DATA)

                                                                         CLASS A                CLASS B
                                       COMMON STOCK     ADDITIONAL     COMMON STOCK           COMMON STOCK
                                   --------------------            --------------------  ----------------------
                                     NUMBER               PAID-IN    NUMBER                 NUMBER                  ACCUMULATED
                                   OF SHARES    AMOUNT    CAPITAL  OF SHARES    AMOUNT     OF SHARES    AMOUNT       DEFICIT
                                   ---------- --------   --------- ---------- ---------  ------------  --------  --------------
Sale of common stock pursuant to
 exercise of stock options........    883,185 $      9   $   1,018         -- $      --            --  $     --  $           --
Sale of common stock pursuant to
 employee stock purchase plan.....    100,000        1         309
Repayment of receivable from
 stockholder......................
Cumulative translation adjustment.
Net loss..........................                                                                                      (26,673)

                                   ---------- --------   --------- ---------- ---------  ------------  --------  --------------
Balance, December 31, 1998........ 16,344,985 $    164   $ 105,135         -- $      --            --  $     --  $     (100,488)
                                   ========== ========   ========= ========== =========  ============  ========  ==============

                                                              ACCUMULATED        TOTAL
                                               RECEIVABLE        OTHER        STOCKHOLDER'S
                                   TREASURY       FROM       COMPREHENSIVE       EQUITY
                                     STOCK     STOCKHOLDER       INCOME        (DEFICIT)
                                   --------   -------------  -------------   ---------------
Sale of common stock pursuant to
 exercise of stock options........ $     --   $          --  $          --   $         1,027

Sale of common stock pursuant to
   employee stock purchase plan...                                                       310
Repayment of receivable from                             58                               58
stockholder.......................
Cumulative translation adjustment.                                      83                83
Net loss..........................                                                   (26,673)
                                   --------   -------------  -------------   ---------------
Balance, December 31, 1998........ $     --   $          --  $          (1)  $         4,810
                                   ========   =============  =============   ===============

  The accompanying notes are an integral part of these consolidated financial statements.

                        PERITUS SOFTWARE SERVICES, INC.

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                   (IN THOUSANDS, EXCEPT SHARE-RELATED DATA)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                               YEAR ENDED DECEMBER 31,
                                                                                         ----------------------------------
                                                                                            1998        1997        1996
                                                                                         ----------  ---------   ----------
Cash flows from operating activities:
     Net loss ........................................................................    $ (26,673)  $(67,490)   $ (4,921)
     Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
          Depreciation and amortization...............................................        3,083      1,327         854
          Minority interest in majority-owned subsidiary..............................           (4)         4          24
          Impairment of long-lived assets.............................................        5,218         --          --
          Gain on sale of majority-owned subsidiary...................................          (11)        --          --
          Write off of acquired in process research and development...................           --     70,800          --
          Non-cash employee compensation..............................................           --         --         118
          Changes in assets and liabilities, net of effects from acquisitions:
               Accounts receivable....................................................        8,671     (6,193)     (1,690)
               Costs and estimated earnings in excess of billings on
                  uncompleted contracts...............................................        1,596         (9)        501
               Unbilled license revenue from related parties..........................           --      1,400      (1,400)
               Prepaid expenses and other current assets..............................         (137)      (438)        177
               Other assets...........................................................         (125)        --          --
               Accounts payable.......................................................         (979)       495        (222)
               Billings in excess of costs and estimated earnings on
                  uncompleted contracts...............................................          331         74         192
               Deferred revenue.......................................................         (928)      (629)      3,262
               Other accrued expenses and current liabilities, excluding accrued
                  restructuring.......................................................         (383)       885         949
               Accrued restructuring..................................................        1,613         --          --
               Deferred income taxes..................................................           --         --        (186)
               Other long-term liabilities............................................        1,067         --          --
                                                                                        -----------  ---------  ----------
                    Net cash provided by (used for) operating activities..............       (7,661)       226      (2,342)
                                                                                        -----------  ---------  ----------
Cash flows from investing activities:
     Sale (purchase) of short-term investments........................................        2,500     (3,000)         --
     Cash of majority-owned subsidiary disposed, net of cash received.................       (1,074)        --          --
     Cash paid for acquisition of business, and related costs, net of cash
        acquired......................................................................           --    (31,350)        174
     Partial sale of investment in consolidated subsidiary............................           --         --           8
     Purchases of property and equipment..............................................       (2,739)    (2,018)     (1,240)
     Acquisition of patents...........................................................           --         --          (1)
                                                                                        -----------  ---------  ----------
                    Net cash used for investing activities............................       (1,313)   (36,368)     (1,059)
                                                                                        -----------  ---------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                        PERITUS SOFTWARE SERVICES, INC.

                   (IN THOUSANDS, EXCEPT SHARE-RELATED DATA)


                                                                                     YEAR ENDED DECEMBER 31,
                                                                                -----------------------------------
                                                                                   1998        1997        1996
                                                                                ----------  ----------  -----------
Cash flows from financing activities:
        Restricted cash.......................................................    $   (569)   $     --    $      --
     Proceeds from (principal payments on) line of credit borrowings, net.....          --          --         (440)
     Proceeds from long-term debt.............................................          --         200          450
     Principal payments on long-term debt.....................................        (292)     (1,201)        (686)
     Principal payments on capital lease obligations..........................        (106)        (80)        (107)
     Proceeds from sale of redeemable convertible preferred stock and
        redeemable common stock...............................................          --          --       11,184
     Proceeds from issuance of common stock, net of issuance costs                   1,337      41,239          626
     Proceeds from sale of subsidiary common stock............................          --          --           59
     Proceeds from repayment of note receivable from stockholder..............          58          --           --
     Treasury stock acquired..................................................          --          --         (531)
                                                                               -----------   ---------   ----------
                    Net cash provided by financing activities.................         428      40,158       10,555
                                                                               -----------   ---------   ----------
Effects of exchange rates on cash and cash equivalents........................          15         (64)         (30)
                                                                               -----------   ---------   ----------
Net increase (decrease) in cash and cash equivalents..........................      (8,531)      3,952        7,124
Cash and cash equivalents, beginning of year..................................      11,340       7,388          264
                                                                               -----------   ---------   ----------
Cash and cash equivalents, end of year........................................    $  2,809    $ 11,340    $   7,388
                                                                               ===========   =========   ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
     Cash paid for income taxes...............................................    $     78    $    115    $      --
     Cash paid for interest...................................................          63         215          327

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

     In the years ended December 31, 1998, 1997 and 1996, the Company incurred capital lease obligations of $458, $0 and $39, respectively.

     In the year ended December 31, 1997, the Company issued 2,175,000 shares of common stock valued at $47,332 and paid cash of $30,000 to acquire substantially all of the assets and assume certain liabilities of Millenium Dynamics, Inc. (Note 3).

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

                        PERITUS SOFTWARE SERVICES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   NATURE OF THE BUSINESS AND GOING CONCERN MATTERS

     Peritus Software Services, Inc. (the "Company") was incorporated in Massachusetts in August 1991. The Company provides software products and services that enable organizations to improve the productivity, quality and effectiveness of their information technology systems maintenance, or "software evolution" functions. The Company derives its revenue from software maintenance outsourcing services, software and methodology licensing and other services sold directly to end users or indirectly via value added integrators, and its clients include primarily Fortune 1000 companies and similarly sized business and government organizations worldwide.

     The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. However, the Company experienced net losses in each of the three years ended December 31, 1998 and anticipates a net loss in the first quarter of 1999, which raises doubt about its ability to continue as a going concern. The Company's continued existence is dependent upon its ability to achieve a cash flow breakeven position and/or to obtain additional sources of financing. The anticipated net loss in the first quarter of 1999 will significantly erode the Company's cash balances and jeopardize its ability to continue as a going concern. In April 1999, the Company reduced its workforce by approximately 40 people. The reductions are concentrated in the areas of sales, marketing and Year 2000 delivery. There are no reductions in the area of outsourcing service delivery. After the reductions, the Company will have limited sales resources and limited year 2000 resources outside of what is required to meet current support obligations. The Company does not believe that it will be able to achieve a cash flow breakeven position in the future and the Company is considering various alternatives including the possibility of filing for the protection against creditors under applicable bankruptcy laws. In addition, the OTC Bulletin Board has several requirements for continued listing thereon. Failure to meet listing requirements may result in the Company being de-listed. There can be no assurance that the Company will not be de-listed.

     In March 1999, the Company announced that it had retained Covington Associates to render financial advisory and investment banking services in connection with exploring strategic alternatives including the potential sale of the Company.

     On April 2, 1999, the Company announced a reduction in its workforce of approximately 40 people in the areas of sales, marketing and year 2000 delivery. The Company currently maintains its outsourcing service delivery resources and limited sales and year 2000 resources required to meet current support obligations.

     Further reductions in expenses or the sale of assets may not be adequate to bring the Company to a cash breakeven position. In addition, there can be no assurance that such actions will not have an adverse affect on the Company's ability to generate revenue or successfully implement any strategic alternatives under consideration. Failure to establish a cash flow breakeven position or raise additional funds through bank borrowings and/or equity and/or debt financing have and will continue to adversely impact the Company's ability to continue as a going concern.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Principles of Consolidation

          The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

                        PERITUS SOFTWARE SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


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

     Other services provided by the Company include direct delivery contracts as well as technology transfer arrangements, product training, value added integrator sales training, consulting services and software product maintenance. Under direct delivery contracts, the Company provides full and pilot year 2000 renovations and renovation quality evaluation ("RQE") services for clients using the Company's AutoEnhancer/2000, RQE Tool, and/or Vantage YR2000 software. Revenue from full year 2000 renovation and RQE contracts is recognized using the percentage-of-completion method and is based on the ratio that labor-hours incurred to date bear to estimated total labor-hours at completion, provided that collection of the related receivable is probable. Revenue from pilot direct delivery contracts is recognized over the duration of such contracts as work is performed and defined milestones are attained. Adjustments to contract cost estimates are made in the periods in which the facts which require such revisions become known. When the revised estimates indicate a loss, such loss is provided for currently in its entirety. In cases where vendor-specific objective evidence of fair value of both the license and service component exists under a direct delivery contract, revenue recognized is allocated between license revenue and other services revenue for income statement classification purposes based on their relative fair values. Revenue from technology transfer arrangements, product and sales training and consulting services is billed on a time-and-materials basis and is recognized as the services are provided. Revenue from software product maintenance contracts on the Company's licensed software products, including client support bundled with the initial license fee, is deferred and recognized ratably over the contractual periods during which the services are provided.

   Concentration of Credit Risk

     Financial instruments which potentially expose the Company to concentrations of credit risk include trade accounts receivable. The Company primarily sells to Fortune 1000 companies and therefore, generally does not require collateral. Reserves for potential credit losses are maintained.

   Fair Value of Financial Instruments

     The Company's financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, accounts payable, accrued expenses, billings in excess of costs and estimated earnings on uncompleted contracts, deferred revenue, other long-term liabilities and long-term debt. The carrying amounts of these instruments at December 31, 1998 approximate their fair values.

                        PERITUS SOFTWARE SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


   Cash Equivalents and Short-Term Investments

     The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company invests its excess cash primarily in money market accounts, commercial paper and corporate bonds. Accordingly, these investments are subject to minimal credit and market risk.

     The Company accounts for its investments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires the Company to classify its investments among three categories: held-to-maturity, which are reported at amortized cost; trading securities, which are reported at fair value, with unrealized gains and losses included in earnings; and available-for-sale securities, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. At December 31, 1998, the Company held short-term investments in corporate bonds of $500,000 which are classified as available-for-sale. At December 31, 1998, the Company's cash equivalents included commercial paper and money market accounts of $249,000 and $176,000, respectively, which are classified as available for sale. The fair market value of these investments approximated their amortized cost.

   Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives of the assets or, where applicable, over the lease term.

   Software Development Costs

     The Company capitalizes qualifying software development costs after technological feasibility of the software has been established. Costs incurred prior to the completion of a working model, which is the Company's primary basis for determining technological feasibility, are charged to research and development expense. Amortization of capitalized software costs, which is charged to cost of revenue, is calculated based upon the ratio of current year revenue from the related software to total revenue or ratably over the useful life of the software, whichever is greater. During the years ended December 31, 1998, 1997 and 1996, costs subject to capitalization were not significant and therefore, were not capitalized. At December 31, 1998 and 1997, the Company's other assets included $8,000 and $54,000, respectively, in unamortized capitalized software costs acquired from Vista Technologies Incorporated ("Vista") during 1996 (Note 3). Amortization expense related to capitalized software costs for the years ended December 31, 1998, 1997 and 1996 was $46,000, $50,000 and $108,000, respectively, of which $46,000, $50,000 and $45,000, respectively, related to the capitalized software acquired from Vista.

   Intangible Assets

     At December 31, 1998, intangible assets relate primarily to the MDI and Vista acquisitions (Note 3) and are being amortized on a straight-line basis over their expected useful lives of two and three years, respectively. In connection with an impairment of intangible assets relating to the MDI acquisition (Note 6), the expected useful lives of such assets were reduced from five years to two years. Costs associated with obtaining patents are capitalized as incurred and amortized using the straight-line method over their estimated economic lives beginning when each patent is issued. Pending such issuance, the Company did not record amortization expense relating to capitalized patent costs during the year ended December 31, 1996. For the years ended December 31, 1998 and 1997, the Company recorded $23,000 and $12,000, respectively, of amortization expense relating to capitalized patent costs.

                        PERITUS SOFTWARE SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


   Accounting for Impairment of Long-Lived Assets

     In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The Company recorded impairment charges totaling $5,218,000 during the year ended December 31, 1998 (Note 6).

   Comprehensive Income

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." The Company adopted SFAS No. 130 on January 1, 1998. Under SFAS No. 130, the Company is required to display comprehensive income and its components as part of the Company's full set of financial statements. The measurement and presentation of net income did not change. Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income, such as foreign currency translation adjustments, unrealized holding gains and losses on available-for-sale marketable securities and certain derivative instruments. The individual components of comprehensive income are reflected in the Consolidated Statement of Changes in Stockholders' Equity for years ended December 31, 1998, 1997 and 1996. At December 31, 1998 and 1997, accumulated other comprehensive income was comprised solely of cumulative foreign currency translation adjustments.

   Segment Information

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company adopted SFAS No. 131 on January 1, 1998. SFAS No. 131 establishes standards for reporting information on operating segments in interim and annual financial statements. SFAS No. 131 relates to disclosure only and had no impact on the Company's consolidated financial position or results of operations.

   Foreign Currency

     Assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at average exchange rates for the period. Accumulated net translation adjustments are included in stockholders' equity.

   Advertising Expense

     The Company recognizes advertising expense as incurred. Advertising expense was approximately $842,000, $826,000, and $31,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

   Accounting for Stock-Based Compensation

         The Company accounts for stock-based awards to its employees using the intrinsic value based method as prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense is recorded for options issued to employees in fixed amounts and with exercise prices equal to the fair market value of the Company's common stock at the date of grant. The Company has adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," for disclosure only (Note 15). All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123.

                        PERITUS SOFTWARE SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


   Net Income (Loss) Per Share

     The Company accounts for net loss per share in accordance with SFAS No. 128, "Earnings per Share." SFAS No. 128 requires the presentation of "basic" earnings per share and "diluted" earnings per share. Basic earnings per share is computed by dividing the net income (loss) available to common stockholders by the weighted average shares of outstanding common stock. For purposes of calculating diluted earnings per share, the denominator includes both the weighted average shares of common stock outstanding and dilutive potential common stock.

     In February 1998, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 98, which supersedes SAB No. 83 upon a company's adoption of SFAS No. 128, and includes new guidance with respect to historical and pro forma earnings per share computations in an initial public offering. Pursuant to SAB No. 98, nominal issuances of common stock during the period from January 1, 1995 through July 1, 1997 (the effective date of the Company's initial public offering) would be included in computing basic net income per share as if outstanding for all periods presented. In computing diluted net income per share for such periods, nominal issuances of common stock and potential common stock would be included as if outstanding for all periods presented. During the period from January 1, 1996 through July 2, 1997, the Company did not issue any common stock or potential common stock which would be considered nominal pursuant to SAB No. 98.

     Antidilutive potential common stock excluded from the 1998, 1997 and 1996 diluted earnings per share computation includes approximately 382,000, 4,121,000 and 3,238,000 of common stock shares, respectively, issuable upon the conversion of convertible preferred stock and the exercise of stock options and warrants.

     As described in Note 14, all outstanding shares of the Company's redeemable convertible preferred stock converted to shares of the Company's common stock upon the closing of the Company's initial public offering. The unaudited pro forma diluted net income (loss) per share information included in the accompanying consolidated statement of operations for the years ended December 31, 1997 and 1996 reflects the impact of such conversion on basic and diluted net income (loss) per share as of the beginning of the year, or date of issuance, if later, using the if-converted method.

     Below is a summary of the shares used in calculating diluted net loss per share and unaudited pro forma diluted net loss per share for the years indicated.

                                                                                YEAR ENDED DECEMBER 31,
                                                                    -------------------------------------------------
                                                                            1998           1997             1996
                                                                    ----------------  ---------------- --------------
Diluted weighted average shares outstanding:
     Attributable to common stock outstanding......................       16,177,000        9,708,000        5,876,000
     Attributable to common stock options and warrants.............               --               --               --
     Attributable to redeemable convertible preferred stock........               --               --               --
                                                                    ----------------   --------------   --------------
                                                                          16,177,000        9,708,000        5,876,000
                                                                    ================   ==============   ==============
Unaudited pro forma diluted weighted average shares outstanding:
     Attributable to common stock outstanding......................                         9,708,000        5,876,000
     Attributable to common stock options and warrants.............                                --               --
     Attributable to redeemable convertible preferred stock........                         1,866,000        1,518,000
                                                                                        -------------   --------------
                                                                                           11,574,000        7,394,000
                                                                                        =============   ==============

   Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of

                        PERITUS SOFTWARE SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


revenue and expenses during the reporting period. Areas particularly subject to estimation include the allowance for doubtful accounts, revenue based on percentage-of-completion, the valuation allowance on deferred tax assets, cash flow projections used in impairment analyses and the timing and amount of future sublease income on restructured facilities. Actual amounts could differ from those estimates.

   Reclassifications

     Certain reclassifications have been made to the consolidated financial statements for 1997 and 1996 to conform to 1998 presentation. These reclassifications have no effect on the Company's results of operations or financial position.

   Recently Issued Accounting Standards

     In October 1997, the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants ("AICPA") issued SOP 97-2, "Software Revenue Recognition." SOP 97-2 provides guidance on the timing and amount of revenue recognition when licensing, selling, leasing or otherwise marketing computer software and became effective for transactions entered into by the Company beginning on January 1, 1998. The Company adopted SOP 97-2 for the year ended December 31, 1998. Subsequently, in March 1998, AcSEC issued SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition." SOP 98-4 deferred certain provisions of SOP 97-2 pertaining to its requirements for what constitutes vendor-specific objective evidence ("VSOE") of the fair value of individual elements of a multiple-element arrangement for a one-year period. At the same time, AcSEC immediately began a project to further clarify the requirements surrounding VSOE. This project resulted in SOP 98-9, "Modification of SOP 97-2, `Software Revenue Recognition,' with Respect to Certain Transactions," which was issued in December 1998. In SOP 98-9, AcSEC decided to retain the limitations on what is considered VSOE of fair value in a software arrangement, except in limited circumstances. Generally, the limitations on VSOE of fair value that were deferred by SOP 98-4 will be effective for transactions that are entered into in fiscal years beginning after March 15, 1999. The Company believes that its current revenue recognition policies and practices are consistent with the provisions of SOP 98-9. Accordingly, the adoption of SOP 98-9 is not expected to have a material impact in future periods.

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

                        PERITUS SOFTWARE SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


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

     The acquisition was accounted for under the purchase method of accounting. Accordingly, the results of the operations of MDI and the fair market value of the acquired assets and assumed liabilities have been included in the Company's financial statements since the effective date of the acquisition. The purchase price was allocated to the acquired assets and assumed liabilities as follows:

              Accounts receivable.........................................................     $2,271,000
              Unbilled license revenues...................................................        343,000
              Other current assets........................................................        135,000
              Property and equipment......................................................      1,011,000
              In-process research and development.........................................     70,800,000
              Acquired technology.........................................................      4,800,000
              Assembled workforce.........................................................        600,000
              Goodwill....................................................................        103,000
              Accounts payable............................................................       (658,000)
              Restructuring reserves......................................................       (435,000)
              Other current liabilities...................................................       (285,000)
                                                                                            -------------
                                                                                              $78,685,000
                                                                                            =============

     The amounts allocated to intangible assets, including acquired in-process research and development, was determined by an independent appraiser. The amount allocated to acquired in-process research and development represented technology which had not reached technological feasibility and had no alternative future use. Accordingly, the amount of $70,800,000 was charged to operations at the effective date of the acquisition. The amounts allocated to intangible assets are being amortized on a straight-line basis over their expected useful lives.

     In connection with the acquisition, the Company recorded a reserve of approximately $435,000 of which approximately $221,000 related to provisions for the closure of certain MDI facilities and $214,000 related to severance benefits for terminated MDI employees. At December 31, 1998, approximately $12,000 of these costs remained to be paid.

                        PERITUS SOFTWARE SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


     The following unaudited pro forma data has been prepared as if the acquisition was completed at the beginning of the periods presented, is presented for illustrative purposes only and is not necessarily indicative of results of operations which would actually have been achieved had the acquisition occurred at the beginning of such periods or which may be achieved in the future. In addition, the following unaudited pro forma data is adjusted to reflect the amortization of acquired intangible assets and excludes the write off of acquired in-process research and development of $70,800,000 due to its non-recurring nature. Also, the net loss per share and unaudited pro forma net loss per share data shown below assumes the 2,175,000 shares issued in connection with the acquisition were outstanding for the entire periods presented. In addition, consistent with the presentation in the Company's statement of operations, the unaudited pro forma net loss per share data presented in the last two rows below also assumes conversation of all redeemable convertible preferred stock as of the beginning of the year or date of issuance, if later, using the if-converted method (Note 2).


                                                     FOR THE YEARS ENDED DECEMBER 31,
                                 -------------------------------------------------------------------------
                                                 1997                                1996
                                 ----------------------------------   ------------------------------------
                                    AS REPORTED        PRO FORMA         AS REPORTED        PRO FORMA
                                 -----------------  ---------------   -----------------  -----------------
                                                      (UNAUDITED)                          (UNAUDITED)
         Revenues...............      $ 39,709,000     $ 50,633,000        $ 19,235,000       $ 22,348,000
         Net loss...............       (67,490,000)      (2,879,000)         (4,921,000)        (5,689,000)
         Net loss per share:
              Basic.............      $      (7.03)    $      (0.31)       $      (1.02)      $      (0.84)
              Diluted...........      $      (7.03)    $      (0.31)       $      (1.02)      $      (0.84)
         Pro forma net loss per.
         share (unaudited)(1)...
              Basic............       $      (5.83)    $      (0.21)       $      (0.67)      $      (0.59)
              Diluted..........       $      (5.83)    $      (0.21)       $      (0.67)      $      (0.59)

(1) Assumes conversion of all redeemable convertible preferred stock as of the beginning of the year or date of issuance, if later, using the if-converted method.

Vista Technologies Incorporated

     In January 1996, the Company issued 280,005 shares of its Class A common stock valued at $728,000 and incurred $87,000 for transaction costs in exchange for all of the outstanding shares of Vista Technologies Incorporated ("Vista"). Vista is a developer of computer-aided engineering software.

     The Vista merger was accounted for under the purchase method. Accordingly, the purchase price was allocated based on the estimated fair value of the assets purchased and liabilities assumed upon acquisition. The excess of cost over fair value of the net assets acquired of $173,000 is being amortized over three years. Pro forma results of operations have not been presented because the effect of this acquisition was not significant.


4.   IN-PROCESS RESEARCH AND DEVELOPMENT

      In connection with the acquisition of MDI (Note 3), the Company recorded a charge to operations during the fourth quarter of 1997 in the amount of $70,800,000 representing purchased in-process technology that had not yet reached technological feasibility and had no alternative future use. The value was determined via an independent appraisal. At the time of the acquisition of MDI, the Company's plan for the acquired projects included continued development of MDI's core technologies aiming to significantly enhance their features and functionality in order to gain an increasing share of the year 2000 software market. In addition, the Company planned to continue to focus product plans around developing comprehensive testing capabilities for MDI's Vantage YR2000 product and a generic mass change software product with capabilities other than year 2000 corrections, including a Euro currency conversion application. The cost to complete the in-process development was originally estimated at approximately $18.7 million to be incurred through the end of the year 2000. These estimated costs were largely for personnel involved in the planning, design, coding, integration, testing and modification of products to be derived from the in-process technologies. However, due to lower than anticipated revenue and losses in excess of expectations during the quarter ended September 30, 1998, the Company stopped development of all new versions of existing Vantage YR2000 products, the Vantage YR2000 testing product and the generic mass change software product. As a result of these actions, the Company closed its research and development centers in Cincinnati, Ohio, and Lisle, IL, terminated substantially all employees at those facilities and recorded a related restructuring charge (Note 5). Through December 31, 1998, the Company had incurred approximately $ 2,200,000 in costs to develop these in-process technologies. The Company does not expect to incur additional development costs for these in-process technologies.

     During 1998, the Company received and responded to a comment letter related to the Company's Form 10-K for the year ended December 31, 1997 from the Securities and Exchange Commission ("SEC") regarding, among other things, the Company's accounting for such in-process research and development. A response to the Company's letter has been received from the SEC, and the Company has further responded. Although the Company believes it has properly accounted for the item, a different conclusion would require further restatement of the Company's results beginning with the fourth quarter of 1997.

5. RESTRUCTURING CHARGES

     In December 1998, the Company announced its intention to restructure and recorded a charge of $1,316,000 consisting in part of severance payments associated with the termination of approximately 22% of the Company's employees (45 employees). At December 31, 1998, all 45 employees had been terminated with no further terminations remaining under the restructuring. In addition, a significant portion of the restructuring charge related to a further reduction of occupied space at the Company's headquarters in Billerica, MA and consisted primarily of accrual of lease costs, net of estimated sublease income. Payments related to the terminated employees were completed by December 31, 1998. Payments related to the reduction of occupied space are expected to be complete by February 2006. The Company has estimated that the restructuring will result in a reduction of approximately $950,000 in salary and related costs and $70,000 in lease related costs on a quarterly basis beginning in the first quarter of 1999.

     In September 1998, the Company announced its intention to restructure and recorded a charge of $3,372,000 consisting in part of severance payments associated with the termination of approximately 33% of the Company's employees at that time (89 employees). At September 30, 1998, all 89 employees had been terminated with no further terminations remaining under the restructuring. In addition, a significant portion of the restructuring charge related to the closure of two research and development centers and a reduction of occupied space at the Company's headquarters in Billerica, MA and consisted primarily of accrual of lease costs, net of estimated sublease income. Payments related to terminated employees were completed by December 1998 for 82 employees and are expected to be completed by September 1999 for the remaining 7 employees. Payments related to the closure of facilities and reduction of occupied space are expected to be completed by June 2003. The Company has estimated that the restructuring will result in a reduction of approximately $1,900,000 in salary and related costs and $250,000 in lease related costs on a quarterly basis beginning in the fourth quarter of 1998.

     In March 1998, the Company announced its intentions for a strategic restructuring to refocus the Company's investments and to reduce its operating expenses. The Company effected this restructuring, which was finalized in the second quarter of 1998, and recorded a charge of $1,439,000 consisting in part of severance payments associated with the termination of approximately 12% of the Company's employees in April 1998 (48 employees). At June 30, 1998, all 48 employees had been terminated with no further terminations remaining under the restructuring. In addition, a significant portion of the restructuring charge related to the closure of two research and development and outsourcing centers, consisting primarily of accrual of lease costs, net of estimated sublease income, and support costs for a discontinued product. Payments related to terminated employees were completed in June 1998 for 45 employees and are expected to be completed by September 1999 for the remaining 3 employees. Payments related to the closure and reduction of facilities are expected to be complete by April 2003. The restructuring resulted in a reduction of approximately $950,000 in salary and related costs and $90,000 in facility related costs on a quarterly basis beginning in second quarter of 1998.

                        PERITUS SOFTWARE SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


     The amounts accrued to, charged against and other adjustments made to the restructuring accrual during the year ended December 31, 1998 and the composition of the remaining balance at December 31, 1998 was as follows:

                                            BALANCE                                               BALANCE
                                          DECEMBER 31,      1998         1998        OTHER      DECEMBER 31,
(in thousands)                                1997        ACCRUAL      CHARGES    ADJUSTMENTS       1998
                                          ------------  -----------  ----------- -------------  -------------
Provision for severance and benefit
payments to                                   $    ----   $    3,264  $   (2,558)   $     (170)   $     536
   terminated employees.................
Provisions related to closure of
facilities and                                     ----        2,698        (503)          (51)       2,144
   reduction of occupied space..........
Other...................................           ----          165        (165)         ----         ----
                                            -----------  -----------  ----------   -----------   ----------
   Total................................      $    ----   $    6,127   $  (3,226)   $     (221)   $   2,680
                                            ===========  ===========  ==========   ===========   ===========

     As of December 31, 1998, $1,613,000 of the remaining balance of the restructuring accrual is expected to be paid by December 31, 1999 with the remaining balance of $1,067,000 being paid thereafter.


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

     Due to lower than anticipated revenue and losses in excess of expectations during the quarter ended September 30, 1998, the Company adopted a plan to stop development of all existing and in-process products originally acquired from MDI in December 1997, including all Vantage YR2000 renovation and testing software tools and the generic mass change product. Substantially all direct sales efforts relating to existing Vantage YR2000 products were also stopped. In connection with these actions, the Company also undertook a restructuring of its operations (Note 5) which included the closure of the Company's research and development facilities in Cincinnati, Ohio and Lisle, Ill. and the termination of substantially all the employees at these facilities. As a result of these events, management concluded that an assessment of the recoverability of intangible assets recorded in connection with the acquisition of MDI in December 1997 was required at September 30, 1998. The Company determined that its property and equipment at these locations was not subject to impairment as substaintially all such assets were scheduled to be redeployed.

     In connection with the assessment, management prepared forecasts of the expected future cash flows related to these intangible assets on an undiscounted basis and without interest charges. Due to the fact that product development efforts had been stopped, the Company concluded that the existing technology acquired as part of the MDI acquisition would only be used in existing Vantage YR2000 products. As a result of this analysis, management determined that the estimated undiscounted net cash flows to be generated by acquired technology recorded as part of the MDI acquisition were less than the asset's net book value as of September 30, 1998. Accordingly, the acquired technology was written-down to $289,000, its estimated fair value, using a discounted cash flow model. With regard to intangible assets relating to assembled workforce and goodwill acquired from MDI, management concluded that the net book value of these amounts could no longer be supported due to the termination of all former MDI employees and the shift of the Company's strategy away from MDI-related products. Accordingly, the Company recorded an impairment charge totaling $4,294,000 during the quarter ended September 30, 1998.

                        PERITUS SOFTWARE SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

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

     In December 1998, as a result of the significant downsizing of the Company's operations (Note 5) and continuing decline in operating results, the Company reviewed the carrying amount of its property and equipment at December 31, 1998 and committed to a plan to dispose certain of its assets, primarily excess computer equipment and furniture relating to the restructured operations, either by sale or abandonment. The plan is expected to be completed by June 30, 1999. The fair value of the assets to be disposed of was measured at management's best estimate of salvage value, by using the current market values or the current selling prices for similar assets. Costs to sell are not expected to be significant. Based upon management's review, the carrying amounts of assets having a net book value of $1,145,000 were written-down to a total amount of $221,000, representing the lower of carrying amount or fair value (salvage value) and the Company recorded an impairment charge totaling $924,000. The assets to be disposed of are not depreciated or amortized while they are held for disposal and the reduction in depreciation expense resulting from this write-down is approximately $48,000 on a quarterly basis beginning in the first quarter of 1999.

7. DISPOSITION OF MAJORITY-OWNED SUBSIDIARY

     In July 1998, the Company divested 100% of its equity interest in its majority-owned Spanish subsidiary, Persist, S. A. ("Persist"), to Persist for cash proceeds totaling $470,000. Accordingly, the results of operations of Persist subsequent to the date of disposition have been excluded from the Company's consolidated results for the year ended December 31, 1998 and the Company's consolidated December 31, 1998 balance sheet excludes Persist's assets and liabilities. The gain on this transaction was determined as the excess of cash proceeds received by the Company over the net assets of Persist at the date of disposition and reflects the realization of the cumulative impact of foreign exchange rate fluctuations on the balance sheet of Persist while a subsidiary of the Company.


8. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                                              DECEMBER 31,
                                                                       ----------------------------
                                                     ESTIMATED USEFUL
                                                      LIVES (YEARS)         1998          1997
                                                     ----------------- -------------- --------------
         Equipment...................................      3-7           $  4,765,000  $   4,235,000
         Furniture and fixtures......................      5-7              1,936,000      1,876,000
         Leasehold improvements......................       5                 897,000        260,000
                                                                       --------------  -------------
                                                                            7,598,000      6,371,000
         Less: Accumulated depreciation and
         amortization................................                       3,750,000      2,512,000
                                                                       --------------  -------------
                                                                         $  3,848,000  $   3,859,000
                                                                       ==============  =============

     Equipment under capital leases at December 31, 1998 and 1997 was $471,000 and $239,000 with related accumulated depreciation of $52,000 and $234,000, respectively. Furniture and fixtures under capital leases at December 31,

                        PERITUS SOFTWARE SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

1997 was $271,000, with related accumulated depreciation of $110,000. Amortization expense related to assets under capital leases was $48,000, $116,000, and $130,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Depreciation expense on all fixed assets amounted to $2,063,000, $1,140,000, and $677,000 for the years ended December 31, 1998, 1997 and 1996, respectively.


9. INTANGIBLE AND OTHER ASSETS

     Intangible and other assets consist of the following:

                                                                              DECEMBER 31,
                                                                       ----------------------------
                                                                           1998          1997
                                                                       --------------  ------------
         Acquired technology.........................................     $   289,000  $  4,903,000
         Assembled workforce.........................................             ---       600,000
         Goodwill....................................................         235,000       235,000
         Other.......................................................     $   435,000       399,000
                                                                       --------------  ------------
                                                                              959,000     6,137,000
         Less: Accumulated amortization..............................         449,000       350,000
                                                                       --------------  ------------
                                                                          $   510,000  $  5,787,000
                                                                       ==============  ============

     Amortization expense related to intangible assets was $1,020,000, $187,000, and $163,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

     During the quarter ended September 30, 1998, the Company recorded an impairment charge totaling $4,294,000 which related to intangible assets (Note 6).

10. OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES

     Other accrued expenses and current liabilities consist of the following:

                                                                              DECEMBER 31,
                                                                       ----------------------------
                                                                           1998             1997
                                                                       -------------   ------------
         Restructuring costs..........................................   $ 1,613,000   $       ---
         Employee-related costs.......................................       548,000     1,618,000
         Professional costs...........................................       342,000        85,000
         Acquisition costs............................................        12,000       435,000
         Other........................................................     1,899,000     1,368,000
                                                                       -------------   -----------
                                                                         $ 4,414,000   $ 3,506,000
                                                                       =============   ===========

11. REVOLVING LINE OF CREDIT AND TERM LOAN PAYABLE


     Borrowings outstanding under the Company's credit facilities are as follows:

                                                                                         DECEMBER 31,
                                                                                    ------------------------
                                                                                       1998         1997
                                                                                    -----------  -----------
     Term loan payable to bank in monthly principal installments of $24,000 with interest at prime plus 1% (8.75% at December 31, 1998) through
        January 2000. Paid in full February 1999..............................       $  269,000    $  561,000
                                                                                    -----------   -----------
                                                                                        269,000       561,000
     Less--Current portion....................................................          269,000       292,000
                                                                                    -----------   -----------
                                                                                     $      ---    $  269,000
                                                                                    ===========   ===========

                        PERITUS SOFTWARE SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

     In September 1996, the Company entered into a new revolving line of credit facility (the "Revolver") with a bank which bears interest at the bank's prime rate plus 0.5% (8.25% at December 31, 1998). The maximum borrowings under the Revolver is $3,500,000 and is limited to 75% of certain receivables plus 50% of costs and estimated earnings in excess of billings as defined in the Revolver agreement. Borrowings are collateralized by all of the assets of the Company. Interest is payable monthly in arrears. The Revolver facility was not used and expired on June 30, 1998.

     In September 1996, the Company also entered into an equipment financing agreement (the "Equipment Line") with a bank to provide financing of up to $1,500,000 for the purchase of certain equipment as defined in the Equipment Line. Borrowings under the Equipment Line take a form of a term loan, the terms which are as shown above. Borrowings outstanding under the Equipment Line were $269,000 at December 31, 1998.

     Both of these agreements require the Company to comply with certain financial covenants and are secured by all of the assets of the Company. The bank notified the Company in November 1998 that the Company was in default under its line of credit facility and equipment financing agreement and required that the Company provide cash collateral for the amount of equipment financing outstanding, as well as a $300,000 standby letter of credit issued by the bank on the Company's behalf. Accordingly, all borrowings outstanding at December 31, 1998 were classified as non-current. In addition, no amounts were available under this arrangement at December 31, 1998 and the bank has indicated that it will not renew or furter extend the Company's revolving credit facility.

     At December 31, 1998, $269,000 and $300,000 of cash was pledged as collateral for all amounts outstanding under the equipment financing agreement and the standby letter of credit, respectively. Accordingly, these amounts have been classified as restricted cash on the accompanying consolidated balance sheet.

     Subsequent to December 31, 1998, amounts outstanding on the equipment financing agreement were paid in full and the standby letter of credit was drawn down by the lessor of a noncancellable operating lease.


12. RELATED PARTY TRANSACTIONS

     For the years ended December 31, 1997 and 1996, the Company recorded revenue of $3,319,000 and $5,579,000, respectively, related to outsourcing and license agreements with a significant shareholder, Bull HN Information Systems Inc. ("Bull"). At December 31, 1997, $289,000 was included in accounts receivable from related parties with respect to this stockholder and $233,000, was included in costs and estimated earnings in excess of billings on uncompleted contracts with related parties; also, at December 31, 1996, $1,400,000 was included in unbilled license revenue. During 1998, Bull sold substantially all of its remaining interest in the Company.

     For the year ended December 31, 1998, the Company recorded revenue of $204,000 and $255,000, respectively, related to software services and licensing agreements with GAI, an affiliated company of a significant shareholder, APU (Note 3). At December 31, 1998, $42,000 was included in accounts receivable from related parties with respect to this customer.

     For the years ended December 31, 1998, 1997 and 1996, Persist recorded revenue of $872,000, $1,183,000 and $776,000, respectively, related to outsourcing services to a corporation owning a majority of and 27% of the outstanding stock of Persist at December 31, 1998 and 1997, respectively (Note 7).

     For the year ended December 31, 1996, the Company recorded revenue of $137,000, related to software services to a customer. A director of the Company was also an officer and director of the customer during 1996.

     For the years ended December 31, 1997 and 1996 , the Company recorded revenue of $2,640,000 and $1,501,000 respectively, related to software services and licensing to a customer. An employee and officer of the

                        PERITUS SOFTWARE SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


Company, hired in September 1996, was previously employed by the customer as an employee and officer until August 1996.

     For the years ended December 31, 1997 and 1996, the Company recorded license and other services revenue of $2,828,000 and $190,000, respectively, from a customer. An employee and officer of the Company, hired in December 1996, was previously employed by the customer as an employee and officer until December 1996.

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


13. INCOME TAXES

     The components of loss before income taxes are as follows:

                                                                       YEAR ENDED DECEMBER 31,
                                                           -------------------------------------------------
                                                                1998             1997             1996
                                                           ---------------  --------------    --------------
              Domestic...................................    $(26,393,000)    $(67,323,000)   $ (5,141,000)
              Foreign....................................        (255,000)          97,000         101,000
                                                           --------------   --------------    ------------
                                                             $(26,648,000)    $(67,226,000)   $ (5,040,000)
                                                           ==============   ==============    ============

         The provision (benefit) for income taxes consists of the following:

                                                                                 YEAR ENDED DECEMBER 31,
                                                                    ----------------------------------------------
                                                                         1998             1997            1996
                                                                    ------------     -------------     ------------
                  Current:
                       Federal.....................................   $       --       $   150,000      $       --
                       State.......................................           --            53,000              --
                       Foreign.....................................       25,000            57,000          43,000
                                                                    ------------      ------------      ----------
                                                                          25,000           260,000          43,000
                                                                    ------------      ------------      ----------
                  Deferred:
                       Federal.....................................   (9,546,000)      (18,538,000)     (1,798,000)
                       State.......................................   (1,902,000)       (3,356,000)       (435,000)
                                                                    ------------      ------------      ----------
                                                                     (11,448,000)      (21,894,000)     (2,233,000)
                  Change in deferred tax asset valuation allowance.   11,448,000        21,894,000       2,047,000
                                                                    ------------      ------------      ----------
                                                                              --                --        (186,000)
                                                                    ------------      ------------      ----------

                                                                      $   25,000       $   260,000      $ (143,000)
                                                                    ============      ============     ===========

     No current federal or state income taxes were payable in the years ended December 31, 1998 or 1996 as a result of taxable losses incurred.

                        PERITUS SOFTWARE SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


         The components of deferred tax assets and liabilities follow:

                                                                                 DECEMBER 31,
                                                                      -------------------------------------
                                                                             1998                1997
                                                                      ------------------   ----------------
             Deferred tax assets:
                  Intangible asset amortization.....................       $  23,347,000     $  22,903,000
                  Net operating loss carryforwards..................           8,517,000           752,000
                  Tax credit carryforwards..........................           1,301,000           867,000
                  Nondeductible accrued expenses and reserves.......           2,057,000           102,000
                  Other deferred tax assets.........................             676,000           220,000
                                                                      ------------------   ---------------
             Gross deferred tax assets..............................          35,898,000        24,844,000
                                                                      ------------------   ---------------
             Deferred tax liabilities:
                   Estimated costs and earnings in excess of
                   billings on uncompleted contracts................            (342,000)         (722,000)
                  Other deferred tax liabilities....................             (36,000)          (50,000)
                                                                      ------------------   ---------------
                  Gross deferred tax liabilities....................            (378,000)         (772,000)
                                                                      ------------------   ---------------
             Net deferred tax (liabilities) assets..................          35,520,000        24,072,000
             Deferred tax asset valuation allowance.................         (35,520,000)      (24,072,000)
                                                                      ------------------   ---------------
                                                                           $          --     $          --
                                                                      ==================   ===============

     At December 31, 1998 and 1997, the Company has provided a valuation allowance for the full amount of its net deferred tax assets since, based on the weight of available evidence, management has concluded that it is more likely than not (defined as a likelihood of slightly more than 50%) that these future benefits will not be realized. If the Company achieves profitability, these net deferred tax assets may be available to offset future income tax liabilities and expense.

     A reconciliation between the amount of reported income tax provision (benefit) and the amount determined by applying the U.S. federal statutory rate to the loss before income taxes and minority interest in majority-owned subsidiary follows:


                                                                        YEAR ENDED DECEMBER 31,
                                                            -------------------------------------------------
                                                                  1998             1997            1996
                                                            ----------------- --------------- ---------------
     Loss at statutory rate...............................     $ (9,327,000)  $ (23,529,000)   $ (1,699,000)
     Tax credit carryforwards.............................         (655,000)       (237,000)       (251,000)
     Permanent differences and other, net.................          191,000       5,355,000          70,000
     State tax benefit, net of federal effect.............       (1,632,000)     (3,223,000)       (310,000)
     Change in deferred tax asset valuation allowance.....       11,448,000      21,894,000       2,047,000
                                                            ---------------   -------------    ------------
                                                               $     25,000   $     260,000    $   (143,000)
                                                            ===============   =============    ============

     At December 31, 1998, the Company had available net operating loss carryforwards of approximately $20.6 million and $21.4 million for federal and state income tax reporting purposes, respectively. At December 31, 1998, the Company had research and development credit carryforwards of $879,000 and $650,000 available to offset future federal and state income tax, respectively. These carryforwards and credits will expire at various times during the period 2001 through 2018 if not utilized.

     In accordance with certain provisions of the Internal Revenue Code, a change in ownership of greater than 50% within a three-year period will place an annual limitation on the Company's ability to utilize its existing net operating loss and research and development tax credit carryforwards. A future change in ownership could result in such a limitation.

                        PERITUS SOFTWARE SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


14. COMMON STOCK

     On July 8, 1997, the Company closed its initial public offering of 4,025,000 shares of common stock, 2,800,000 of which were sold by the Company and the balance by selling stockholders, at a public offering price of $16 per share. The proceeds to the Company from the offering, net of offering expenses, were approximately $40,664,000.

     In connection with closing the initial public offering, the Company amended its Articles of Organization to authorize 50,000,000 shares of Common Stock, $0.01 par value. Concurrently, all outstanding shares of Series A and B preferred stock and Class B common stock automatically converted into an aggregate of 3,822,903 shares of common stock, the Class A common stock was redesignated as common stock, and the redeemable common stock right automatically terminated.


15. STOCK PLANS

   1992 Long-Term Incentive Plan and 1997 Stock Incentive Plan

     In January 1992, the Board of Directors established the Long-Term Incentive Plan (the "1992 Incentive Plan"). In May 1997, the Board of Directors established the 1997 Stock Incentive Plan (the "1997 Incentive Plan") which replaced the 1992 Incentive Plan. The 1992 Incentive Plan and the 1997 Incentive Plan allow for the grant of awards in the form of incentive and nonqualified stock options, restricted stock awards and other stock-based awards, including the grant of shares based upon certain conditions, the grant of securities convertible into common stock and the grant of stock appreciation rights (collectively, the "Awards") to officers, employees, directors, consultants and advisors of the Company. At December 31, 1998, 3,950,000 shares of common stock were authorized under the 1997 Incentive Plan, and no further grants may be made under the 1992 Incentive Plan. Incentive stock options are granted at an exercise price equal to the fair market value of the Company's common stock at the grant date (or no less than 110% of the fair market value in the case of optionees holding more than 10% of the voting stock of the Company) and expire 10 years from the date of grant or upon termination of employment. Non-qualified stock options are granted at an exercise price determined by the Board of Directors and expire 10 years from the date of grant. Both the incentive and non-qualified stock options are exercisable at various dates as determined by the Board of Directors. Through December 31, 1998, no awards other than incentive stock options and non qualified stock options were issued under the 1992 Incentive and 1997 Incentive Plans.


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

                        PERITUS SOFTWARE SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

     At December 31, 1998, there were 1,510,425 options available for future grant under the 1997 Incentive Plan and the Director Plan.

     The following table summarizes stock option activity during the years ended December 31, 1998, 1997 and 1996:

                                                                YEAR ENDED DECEMBER 31,
                                         ----------------------------------------------------------------------
                                                  1998                     1997                   1996
                                         ------------------------  --------------------------------------------
                                                       WEIGHTED                WEIGHTED               WEIGHTED
                                                        AVERAGE                AVERAGE                 AVERAGE
                                                       EXERCISE                EXERCISE               EXERCISE
                                            SHARES       PRICE     SHARES       PRICE      SHARES       PRICE
                                         ------------------------  --------------------  ----------------------
Outstanding at beginning of year........    4,139,967     $  5.94  2,925,667    $  1.88  1,606,025      $  0.64
Granted.................................    3,151,340        4.00  1,511,613      12.92  1,558,292         3.04
Exercised...............................     (883,185)       1.15   (217,783)      0.34   (198,533)        0.92
Forfeited...............................   (2,091,550)       9.07    (79,530)      2.70    (40,117)        1.20
                                          -----------              ----------            ---------
Outstanding at end of year..............    4,316,572        4.00  4,139,967       5.94  2,925,667         1.88
                                          ===========              ==========            =========
Options exercisable at end of year......    1,254,326     $  2.78  1,453,740    $  1.33  1,030,036      $  0.47
                                          ===========              ==========            =========

     The following summarizes information regarding stock options outstanding and exercisable at December 31, 1998:

                                    OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                           --------------------------------------      --------------------------
                                          WEIGHTED
                                           AVERAGE      WEIGHTED                        WEIGHTED
                                          REMAINING      AVERAGE                        AVERAGE
                             NUMBER      CONTRACTUAL    EXERCISE          NUMBER        EXERCISE
RANGE OF EXERCISE PRICES   OUTSTANDING  LIFE (YEARS)      PRICE         OUTSTANDING      PRICE
-------------------------  ------------ ------------  -----------      -------------  -----------
$  0.01 - $  0.50..........     216,601      3.6         $ 0.17              216,601     $ 0.17
$  0.51 - $  1.00..........   1,293,907      8.3         $ 0.87              277,907     $ 0.87
$  1.01 - $  2.00..........      30,750      6.0         $ 1.60               24,500     $ 1.60
$  2.01 - $  4.00..........   1,405,739      7.7         $ 3.10              579,443     $ 3.01
$  4.01 - $  6.00..........     776,075      6.1         $ 5.08               50,000     $ 4.65
$  8.01 - $ 10.00..........     301,500      8.4         $ 9.55               75,375     $ 9.55
$ 10.01 - $ 15.00..........      70,000      9.0         $14.16                5,000     $13.00
$ 15.01 - $ 20.00..........     222,000      3.8         $17.50               25,500     $16.01
                             ============                                =============
                              4,316,572                                    1,254,326
                            =============                                =============

     In accordance with APB No. 25, the Company recognized $118,000 in compensation expense related to stock-based compensation awards to employees for the year ended December 31, 1996. No compensation expense was recorded under APB No. 25 during the years ended December 31, 1998 and 1997. Had compensation cost been determined based upon the fair value of options at their grant dates as prescribed in SFAS No. 123, the Company's net loss and basic and diluted net loss per share would have been as follows:

                                                                       YEAR ENDED DECEMBER 31,
                                                          -------------------------------------------------
                                                                1998             1997              1996
                                                          ---------------   --------------     ------------
   Net loss:
        As reported......................................   $ (26,673,000)   $ (67,490,000)    $ (4,921,000)
        Pro forma........................................     (36,204,000)     (69,668,000)      (5,050,000)
   Basic and diluted net loss per share:
        As reported......................................   $       (1.65)   $       (7.03)    $      (1.02)
        Pro forma........................................           (2.24)           (7.25)           (1.05)

                        PERITUS SOFTWARE SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


     Because the determination of the fair value of all options granted after May 14, 1997, the date the Company filed its initial registration statement on Form S-1 in connection with its initial public offering of common stock, includes an expected volatility factor, additional option grants could be made subsequent to December 31, 1998 and options vest over several years, the above pro forma effects may not be indicative of pro forma effects in future years.

     The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                                      YEAR ENDED DECEMBER 31,
                                                                                  ---------------------------------
                                                                                     1998       1997       1996
                                                                                  ---------------------------------
     Expected life (years).....................................................           5          5          5
     Risk-free interest rate...................................................        5.02%      6.05%      6.25%
     Dividend yield............................................................           0%         0%         0%
     Fair value of option grants--exercise price equal to the fair value of the
        related stock..........................................................       $2.90      $7.79      $0.52

     The Company assumed an expected volatility factor of 90% for all option grants made during 1998. On May 14, 1997, the Company filed its initial registration statement on Form S-1. Accordingly, the Company assumed an expected volatility factor of 70% for all option grants made from this date through December 31, 1997. Prior to May 14, 1997, all options granted to employees were valued using a volatility factor of 0%.


   1997 Employee Stock Purchase Plan

     In May 1997, the Board of Directors adopted the 1997 Employee Stock Purchase Plan (the "Purchase Plan"). As amended, the Purchase Plan provides for the issuance of up to 300,000 shares of the Company's common stock to participating employees. All employees of the Company whose customary employment is more than 20 hours per week and who own no more than 5% of the total combined voting power or value of the stock of the Company are eligible to participate in the Purchase Plan. Under the terms of the Purchase Plan, the option price is an amount equal to 85% of the average market price per share of the common stock on either the first day or the last day of the offering period, whichever is lower. As amended, the Purchase Plan provides for four consecutive six-month offering periods beginning with the six-month period extending from October 1, 1997 through March 31, 1998. A total of 50,000 and 50,000 shares were sold on April 1, 1998 and October 1, 1998 respectively, under the Purchase Plan. No awards were made under the Purchase Plan in 1997. The Board of Directors terminated the Purchase Plan on April 1, 1999.


16.  DEFINED CONTRIBUTION PLAN

     The Company maintains a defined contribution plan under Section 401(k) of the Internal Revenue Code covering substantially all employees. Under the plan, employees may contribute the lower of up to 20% of their salaries or a dollar amount prescribed by the Internal Revenue Code. The Board of Directors may elect to make a discretionary contribution to the plan. Vesting with respect to the Company's discretionary contribution occurs four years from the date the employee is admitted to the plan. For the years ended December 31, 1998 and 1997, the Company contributed $251,000 and $213,000 respectively, to the Plan. There were no contributions made by the Company to the Plan during the year ended December 31, 1996.

                        PERITUS SOFTWARE SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


17.   SEGMENT, GEOGRAPHIC, AND PRODUCT INFORMATION

      The Company operates in one reportable segment under SFAS No. 131 due to its centralized structure and single industry segment: software maintenance, tools and services. The Company currently derives its revenue from software maintenance outsourcing services, software and methodology licensing and other services (including direct delivery of year 2000 renovation services and renovation quality evaluation ("RQE") sold directly to end users or indirectly via value added integrators. Information by geographic area at December 31, 1998, 1997 and 1996 and for the years then ended, is summarized below (in thousands):

                 OUTSOURCING SERVICES           LICENSE REVENUE         OTHER SERVICES REVENUE     LONG-LIVED
              -------------------------  --------------------------  --------------------------
              UNAFFILIATED   AFFILIATED   UNAFFILIATED   AFFILIATED   UNAFFILIATED   AFFILIATED     ASSETS
              -------------------------  --------------------------  --------------------------  ------------
1998
United States  $    8,802    $       --    $    9,189     $     255    $   11,850     $     204    $    4,027
Foreign               251           872            --            --           109            --           211
              -----------------------------------------------------------------------------------------------
               $    9,053    $      872    $    9,189     $     255    $   11,959     $     204    $    4,238
              ===============================================================================================
1997
United States  $    6,644    $    3,295    $   21,149      $     --    $    6,773      $     --    $    9,468
Foreign               325         1,183           106            --           234            --           118
              -----------------------------------------------------------------------------------------------
               $    6,969    $    4,478    $   21,255      $     --    $    7,007      $     --    $    9,586
              ===============================================================================================
1996
United States  $    4,409    $    4,167    $    5,026    $    1,500    $    2,333      $     --    $    2,327
Foreign               838           776            --            --           186            --            54
              -----------------------------------------------------------------------------------------------
               $    5,247    $    4,943    $    5,026    $    1,500    $    2,519      $     --    $    2,381
              ===============================================================================================

      The geographic classification of revenue is determined based on the country in which the legal entity providing the services is located. Revenue from no single foreign country was greater than 10% of the consolidated revenues of the Company in 1998, 1997 or 1996.

Significant Customers

Revenue from two customers, AT&T and Bull, accounted for 12% and 10% of the Company's total revenue for the year ended December 31, 1998, respectively. For the year ended December 31, 1997, no single customer accounted for more than 10% of the Company's total revenue. Revenue from three customers, Bull, Merrill Lynch, and Stratus, accounted for 29%, 15% and 12% of the Company's total revenue for the year ended December 31, 1996, respectively. At December 31, 1998, the Company had no amounts receivable outstanding from the first customer. At December 31, 1998, the Company had amounts receivable from the second customer of $164,000 for billed accounts receivable, $114,000 for costs and estimated earnings in excess of billings on uncompleted contracts and $77,000 for unbilled revenue.


18.   COMMITMENTS

   Leases

     The Company leases its operating facilities and certain equipment under noncancelable operating and capital lease agreements. Rent expense for the years ended December 31, 1998, 1997 and 1996 was $ 2,244,000, $1,101,000, and
$999,000, respectively. Future minimum lease payments under noncancelable leases as of December 31, 1998 are as follows:

                        PERITUS SOFTWARE SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

                                                                          OPERATING       CAPITAL
                                   YEAR ENDING DECEMBER 31,                 LEASES        LEASES
               ------------------------------------------------------    -----------     ---------
               1999..................................................    $ 1,493,000     $  96,000
               2000..................................................      1,582,000        96,000
               2001..................................................      1,613,000        96,000
               2002..................................................      1,534,000        95,000
               2003..................................................      1,406,000         7,000
               Thereafter............................................      3,004,000            --
                                                                         -----------     ---------
                                                                         $10,632,000       390,000
                                                                         ===========
               Less--Amount representing interest.....................                      14,000
                                                                                         ---------
               Present value of minimum lease payments...............                    $ 376,000
                                                                                         =========

19.  LEGAL PROCEEDINGS

     The Company and certain of its officers and directors were named as defendants in purported class action lawsuits filed in the United States District Court for the District of Massachusetts by Robert Downey on April 1, 1998, by Scott Cohen on April 7, 1998, by Timothy Bonnett on April 9, 1998, by Peter Lindsay on April 17, 1998, by Harry Teague on April 21, 1998, by Jesse Wijntjes on April 29, 1998, by H. Vance Johnson and H. Vance Johnson as Trustee for the I.O.R.D. Profit-Sharing Plan on May 6, 1998, by John B. Howard, M.D. on May 21, 1998 and by Helen Lee on May 28, 1998 (collectively, the "complaints"). The complaints principally alleged that the defendants violated federal securities laws by making false and misleading statements and by failing to disclose material information concerning the Company's December 1997 acquisition of substantially all of the assets and assumption of certain liabilities of the Millennium Dynamics, Inc. business from American Premier Underwriters, Inc., thereby allegedly causing the value of the Company's common stock to be artificially inflated during the purported class periods. In addition, the Howard complaint alleged violation of federal securities laws as a result of the Company's purported failure to disclose material information in connection with the Company's initial public offering on July 2, 1997, and also named Montgomery Securities, Inc., Wessels, Arnold & Henderson, and H.C. Wainwright & Co., Inc. as defendants. The complaints further alleged that certain officers and/or directors of the Company sold stock in the open market during the class periods and sought unspecified damages.

     On or about June 1, 1998, all of the named plaintiffs and additional purported class members filed a motion for the appointment of several of those individuals as lead plaintiffs, for approval of lead and liaison plaintiffs' counsel and for consolidation of the actions. The Court granted the motion on June 18, 1998.

     On January 8, 1999, the plaintiffs filed a Consolidated Amended Complaint applicable to all previously filed actions. The Consolidated Amended Complaint alleges a class period of October 22, 1997 through October 26, 1998 and principally claims that the Company and three of its former officers violated federal securities law by purportedly making false and misleading statements (or omitting material information) concerning the MDI acquisition and the Company's revenue during the proposed class period, thereby allegedly causing the value of the Company's common stock to be artificially inflated. Previously stated claims against the Company and its underwriters alleging violations of the federal securities laws as a result of purportedly inadequate or incorrect disclosure in connection with the Company's initial public offering are not included in the Consolidated Amended Complaint. The Company and the individual defendants filed motions to dismiss the Consolidated Amended Complaint on March 5, 1999. The plaintiff's opposition to such motions are due on April 16, 1999 and oral argument is currently scheduled to occur on April 21, 1999.

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

     In addition to the matter noted above, the Company is from time to time subject to legal proceedings and claims which arise in the normal course of its business. In the opinion of management, the amount of ultimate liability with respect to these other actions, currently known, will not have a material adverse effect on the Company's financial position or results of operations for the year ended December 31, 1998.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Items 401 and 405 of Regulation S-K set forth under the caption "Directors and Executive Officers" appearing in the Company's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders is to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1998, is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION

     The information required by Item 402 of Regulation S-K set forth under the Caption "Compensation of Directors and Executive Officers" appearing in the Company's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders is to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1998, is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the Caption "Voting Securities and Principal Holders Thereof" and "Election of Directors" appearing in the Company's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders is to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1998, is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the Caption "Certain Relationships and Related Transactions" appearing in the Company's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders is to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1998, is incorporated herein by reference.

PART IV.

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(A)(1) FINANCIAL STATEMENTS

The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on Page 46 and incorporated herein by reference.

(2) FINANCIAL STATEMENT SCHEDULES

Schedule II: Valuation and Qualifying Accounts
All other Schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3) EXHIBITS

Documents listed immediately following the signature page to this Annual Report on Form 10-K, except for documents identified by footnotes, are being filed as exhibits herewith. Documents identified by footnotes are not being filed herewith and, pursuant to Rule 12bg-32 of the General Rules and Regulations promulgated by the Commission under the Securities Exchange Act of 1934 (the "Act") reference is made to such documents as previously filed as exhibits filed with the Commission. The Company's file number under the Act is 000-22647.


(B)      REPORTS ON FORM 8-K

         A Current Report on Form 8-K dated September 29, 1998 was filed by the Company on October 9, 1998 to announce under Item 5 (Other Events) a restructuring plan in response to reduction in the Company's forcasted revenues. The Company also disclosed that it was evaluating the net realizability of the intangible assets originally recorded in connection with the acquisition of Millennium Dynamics, Inc. in December 1997.

         A Current Report on Form 8-K dated October 26, 1998 was filed by the Company on October 29, 1998 to announce under Item 5 (Other Events) a restatement of its results for the quarters ended March 31, 1998 and June 30, 1998.

         A Current Report on Form 8-K dated November 4, 1998 was filed by the Company on November 6, 1998 to announce under Item 5 (Other Events) that Allen
K. Deary resigned as President, Chief Executive Officer and a member of the Board of Directors, that Dominic K. Chan was appointed President and Chief Executive Officer and that William Verity resigned from the Board of Directors.

         A Current Report on Form 8-K dated November 25, 1998 was filed by the Company on December 4, 1998 to announce under Item 5 (Other Events) financial results for the quarter ended September 30, 1998 and a restatement of its results for the quarter ended September 30, 1997 and the quarter ended December 31, 1997.

         A Current Report on Form 8-K dated December 2, 1998 was filed by the Company on December 4, 1998 to announce under Item 5 (Other Events) a restructuring plan for the quarter ended December 31, 1998.

                                  SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                   PERITUS SOFTWARE SERVICES, INC.


                                   By: /S/   JOHN GIORDANO
                                       -------------------
                                       John Giordano
                                       President (Principal Executive Officer)

                                                           April 14, 1999

                                                                (Date)

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


                                   By: /S/   JOHN GIORDANO
                                       -------------------
                                       John Giordano, President, Chief Financial
                                       Officer (Principal Executive, Financial
                                       and Accounting Officer)


                                                           April 14, 1999

                                                                (Date)


                                   By: /S/  AXEL LEBLOIS
                                       ----------------------------------------
                                       Axel Leblois, Director


                                                           April 13, 1999
                                                                (Date)



                                   By: /S/  ROLAND PAMPEL
                                       ------------------------------------
                                       Roland Pampel, Director


                                                           April 13, 1999
                                                                (Date)

                                   By: /S/   HENRY MCCANCE
                                       -------------------
                                       Henry McCance, Director


                                                     March 31, 1999
                                                     --------------
                                                          (Date)



                                   By: /S/   ARTHUR CARR
                                       ------------------------------------
                                       Arthur Carr, Director


                                                     April 13, 1999
                                                          (Date)


                                   By: /S/   MICHAEL HUMPHREYS
                                       -----------------------
                                       W. Michael Humphreys, Director


                                                     March 31, 1999
                                                     --------------
                                                          (Date)

                                                                     SCHEDULE II

                        PERITUS SOFTWARE SERVICES, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                (IN THOUSANDS)

                                                                       BALANCE    CHARGED TO   CHARGED                    BALANCE
                                                                      BEGINNING   COSTS AND     TO OTHER                  END OF
FOR THE YEAR ENDED            CLASSIFICATION                           OF YEAR     EXPENSES     ACCOUNTS     DEDUCTIONS    YEAR
------------------            --------------                           -------     --------     --------     ----------   ------
December 31, 1996.....  Allowance for doubtful accounts                $    30     $     --     $     --        $    --   $   30
December 31, 1997.....  Allowance for doubtful accounts                $    30     $     65     $     --        $    --   $   95
December 31, 1998.....  Allowance for doubtful accounts                $    95     $  1,481     $   (850)       $    --   $  726

                                                                       BALANCE    CHARGED TO   CHARGED                   BALANCE
                                                                      BEGINNING   COSTS AND     TO OTHER                 END OF
FOR THE YEAR ENDED            CLASSIFICATION                           OF YEAR     EXPENSES     ACCOUNTS   DEDUCTIONS     YEAR
------------------            --------------                           -------     --------     --------   ----------    ------
December 31, 1996.....  Net deferred tax assets valuation allowance    $    --     $     --     $ (2,178)     $    --    $ (2,178)
December 31, 1997.....  Net deferred tax assets valuation allowance    $ (2,178)   $     --     $(21,894)     $    --    $(24,072)
December 31, 1998.....  Net deferred tax assets valuation allowance    $(24,072)   $     --     $(11,448)     $    --    $(35,520)

  EXHIBIT
    NO.                                DESCRIPTION
------------   -----------------------------------------------------------------------------------------------------
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

*10.4/1/       1997 Employee Stock Purchase Plan.

 10.5          Lease dated December 14, 1997, between MGI Two Federal Street, Inc. and the Registrant.

 10.6/1/       Common Stock Purchase Agreement dated May 29, 1992 between the Registrant and Bull HN Information Systems, Inc.

 10.7/1/       Agreement of Amendment dated as of March 15, 1996 between the Registrant and Bull HN Information Systems, Inc.

 10.8/1/       Security Agreement dated as of May 30, 1995 between the Registrant and Massachusetts Capital Resource Company.

 10.9/1/       Registration Rights Agreement dated as of March 15, 1996, as amended, among the Registrant and the stockholders listed on the signature pages thereto.

*10.10/1/      Non-Competition Agreement dated as of March 15, 1996 between the Registrant and Dominic K. Chan.

*10.11/1/      Employment Agreement dated as of December 30, 1996 between the Registrant and Douglas A. Catalano.

*10.12/1/      Employment Agreement dated as of January 27, 1997 between the Registrant and Robert D. Savoia.

*10.13/1/      Letter Agreement dated as of August 15, 1996 between the Registrant and Leonard Miller.

 10.14/1/      Master Software Services Agreement dated as of February 3, 1992 between the Registrant and Bull HN Information
               Systems, Inc.

 10.15/1/      License Agreement dated as of July 29, 1996 between the Registrant and Bull HN Information Inc., as amended.

 10.16/1/      Master License Agreement dated as of October 21, 1996, as amended, between the Registrant and Merrill Lynch, Pierce,
               Fenner & Smith Incorporated.

 10.17/1/      Engineering Consultant Services Agreement, as amended, between Stratus Computer, Inc. and the Registrant, dated
               November 30, 1993.

 10.18/1/      Letter Agreement dated September 6, 1996 between the Registrant and Fleet National Bank.

------------   -----------------------------------------------------------------------------------------------------
 10.19/1/      Promissory Note between the Registrant and Fleet National Bank in the amount of $3,500,000, dated September 6, 1996.

  10.20/1/   Promissory Note between the Registrant and Fleet National Bank in the amount of $675,000, dated September 6, 1996.

  10.21/1/   Promissory Note between the Registrant and Fleet National Bank in the amount of $825,000, dated September 6, 1996.

  10.22/1/   Inventory, Accounts Receivable and Intangibles Security Agreement between the Registrant and Fleet National Bank, dated

             September 6, 1996.

  10.23/1/   Supplemental Security Agreement between the Registrant and Fleet National Bank, dated September 6, 1996.

  10.24/1/   Security Agreement (Trademarks) between the Registrant and Fleet National Bank, dated September 6, 1996.

  10.25/1/   Security Agreement (Patents) between the Registrant and Fleet National Bank, dated September 6, 1996.

  10.26/1/   Subordination Agreement between Massachusetts Capital Resource Company and Fleet National Bank dated September 6, 1996.


  10.27/1/   License and Alliance Agreement dated as of May 1, 1996, as amended, between the Registrant and CSC Consulting, Inc., as amended.

  10.28/1/   Agreement and Plan of Merger among the Registrant, Vista Technologies Incorporated and its stockholders, dated January
             29, 1996.

  10.29/1/   Joint Marketing Agreement effective as of June 12, 1997 between the Registrant and VIASOFT, Inc.

  10.30/1/   Letter Agreement dated March 30, 1997 between the Registrant and Fleet National Bank.

  10.31/1/   Letter Agreement dated June 20, 1997 between the Registrant and Fleet National Bank.

  10.32/3/   Letter Agreement dated November 26, 1997 between the Registrant and Fleet National Bank.

  10.33/2/   Asset Purchase Agreement dated October 22, 1997 by and among the Registrant and Twoquay, Inc. and Millennium Dynamics,
             Inc. ("MDI") and American Premier Underwriters ("APU").

  10.34/2/   Registration Rights Agreement dated December 1, 1997 by and among the Registrant and APU.

 *10.35/3/   Employment Agreement dated as of January 20, 1998 between the Registrant and Adarsh Arora.

 *10.36/3/   Employment Agreement dated as of January 19, 1998 between the Registration and Donald Beck.

 *10.37/3/   Promissory Note of Donald Beck payable to the Registrant dated January 30, 1998.

  10.38/3/   License Agreement dated October 25, 1997 between MDI and Chiquita Brands International, Inc.

  10.39/3/   License Agreement dated December 31, 1996 between MDI and Windsor Group.

  10.40/3/   License Agreement dated March 17, 1997 between MDI and Provident Bank.

  10.41/3/   License Agreement dated November 11, 1997 between MDI and Great American Insurance Company.

 *10.42/4/   Employment Agreement dated as of May 18, 1998 between the Company and Richard Wilkie.

 *10.43/4/   Employment Agreement dated as of May 18, 1998 between the Company and Peter Espinosa.

 *10.44/4/   Promissory Note of Peter Espinosa payable to the Company dated May 29, 1998.

  10.45/4/   Service Agreement dated as of November 18, 1997 by and between the Company and Great American Insurance Company.

  10.46/5/   Employment Agreement dated August 13, 1998 between the Company and John Giordano.

  10.47/5/   Share Purchase Agreement dated July 20, 1998 between the Company and Persist S.A.

 *10.48      Addendum to Employment Agreement dated August 13, 1998 between the Company and John Giordano.

 *10.49      Letter Agreement dated April 9, 1999 between the Company and John Giordano

 *10.50      Letter Agreement dated December 10, 1998 between the Company and Peter Espinosa.

 *10.51      Letter Agreement dated December 1, 1998 between the Company and Donald Beck.

 *10.52      Separation Agreement and Release dated as of March 30, 1999 between the Company and Peter Espinosa.

  11         Statement regarding computation of earnings per common share.

  21         Subsidiaries of the Registrant.

  23         Consent of PricewaterhouseCoopers LLP

  27.1       Financial Data Schedule for the year ended December 31, 1998

(1) Incorporated by reference to Registrant's Registration Statement on Form S-1, Commission file number 333-27087.
(2) Incorporated by reference to Registrant's Current Report on Form 8-K dated December 16, 1997.
(3) Incorporated by reference to Registrant's Annual Report on Form 10-K dated March 31, 1998.
(4) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q dated August 14, 1998.
(5) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q dated December 14, 1998.

*Management Contract or compensatory plan or arrangement filed in response to
Item 14(a)(3) of the instructions to the Annual Report on Form 10-K.