Form 10-K/A
period 1998-12-31
PERITUS SOFTWARE SERVICES INC
filed 1999-04-30
CIK 1011632

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ------------------

                              AMENDMENT NO. 1 ON

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


                       COMMISSION FILE NUMBER 000-22647

                        PERITUS SOFTWARE SERVICES, INC.
                        ------------------------------
            (Exact Name of Registrant as Specified in Its Charter)


         Massachusetts                                     04-3126919
---------------------------------                     -------------------
  (State or Other Jurisdiction                         (I.R.S. Employer
of Incorporation or Organization)                     Identification No.)


   2 Federal Street, Billerica, Massachusetts                     01821-3540
   -------------------------------------------------------------------------
   (Address of Principal Executive Offices)                       (Zip Code)



      Registrant's Telephone Number, Including Area Code:  (978) 670-0800



Securities registered pursuant to Section 12(b) of the Act:

     Title of Each Class        Name of Each Exchange on Which Registered
     -------------------        -----------------------------------------

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

Yes X. No   .
    _     __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 19, 1999, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $4,508,334. As of that date, there were 16,349,986 shares outstanding of the registrant's common stock, $0.01
par value.   The registrant has no shares of non-voting common stock authorized or outstanding.

     Peritus Software Services, Inc. (the "Company" or "Peritus") hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 1998 by providing the information required in Part III, Items 10, 11, 12 and 13, not previously provided in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 filed with the Securities and Exchange Commission on April 14, 1999.

Part III.  Item 10.

Directors and Executive Officers of the Company

     For each member of the Board of Directors and each person serving as an executive officer of the Company, there follows information given by each concerning his principal occupation and business experience for the past five years, the names of other publicly held companies of which such person serves as a director and such person's age and length of service as a director of the Company.

  Arthur Carr, age 67, has served on the Board of Directors of the Company since November 1995. Mr. Carr has been a private investor since December 1993. From 1991 to November 1993, Mr. Carr served as Chairman, President and Chief Executive Officer of Bytex Corporation, a manufacturer of data communications equipment. Mr. Carr is a member of the Compensation Committee of the Board of Directors of the Company.

  W. Michael Humphreys, age 47, has served on the Board of Directors of the Company since March 1996. Mr. Humphreys has been a partner of Matrix Partners, a private venture capital firm, since 1982. Prior to his association with Matrix Partners, he was a general partner of Hellman, Ferri Investment Associates, a private venture capital partnership. Mr. Humphreys is a director of GeoTel Communications Corporation, a developer of telecommunications software, as well as several privately held companies. Mr. Humphreys is a member of the Compensation Committee of the Board of Directors of the Company.


  Axel Leblois, age 50, has served on the Board of Directors of the Company since February 1995. Since July 1997, he has served as President and Chief Executive Officer of ExecuTrain Corp., a computer training company, and since January 1996, Mr. Leblois has served as the Chairman of World Times Inc., a publishing company. From May 1991 to December 1995, he served as President and Chief Executive Officer of Bull HN Information Systems Inc. Mr. Leblois is a director of Wang Global, a provider of networked technology services and solutions. Mr. Leblois is a member of the Audit Committee of the Board of Directors of the Company.

  Henry F. McCance, age 56, has served on the Board of Directors of the Company since March 1996. Mr. McCance has been a general partner of Greylock Management Corporation ("Greylock"), a private venture capital firm, since 1973. He is Chairman of the Board, President and Secretary of Greylock, the service organization to the Greylock venture capital partnerships. Mr. McCance is a director of several privately held companies. Mr. McCance is a member of the Compensation Committee of the Board of Directors of the Company.

  Roland D. Pampel, age 64, has served on the Board of Directors of the Company since November 1995. Mr. Pampel is recently retired. From March 1994 to January 1997, Mr. Pampel held the positions of President, Chief Executive Officer and director of Microcom, Inc. (''Microcom''), a manufacturer of computer equipment. Prior to joining Microcom, Mr. Pampel was President and Chief Executive Officer of Nicolet Instrument Inc., a manufacturer of medical instruments, from October 1991 to September 1993. He currently serves on the Board of Directors of Infinium Software, Inc., a provider of client-server business software applications. Mr. Pampel is a member of the Audit Committee of the Board of Directors of the Company.

  Andrea C. Campbell, age 47, co-founded the Company and since June 1998 has served as its Vice President, Outsourcing Research and Development. She served as the Company's Vice President, Outsourcing Operations from June 1996 to June 1998 and as Vice President, Consulting and Technology Transfer Services from September 1992 to June 1996. Ms. Campbell was previously employed as Human Resources Director at Bull HN Information Systems Inc., a manufacturer of computer products, from March 1990 to August 1992.

  Eugene J. DiDonato, age 42, joined the Company in June 1997 as General Counsel and since July 1997 has served as Vice President and General Counsel. Prior to joining the Company, Mr. DiDonato was Vice President and General Counsel of Cayenne Software, Inc. ("Cayenne") from November 1993 to June 1997, and General Counsel of Cayenne from August 1993 to November 1993. Mr. DiDonato was employed as a securities lawyer at Foley, Hoag & Eliot, a law firm in Boston, from April 1986 to July 1993.

  Ronald C. Garabedian, age 47, joined the Company in February 1999 as Director of Finance and has served as its Treasurer since April 1999. From 1995 to 1998, Mr. Garabedian was the Treasurer and Controller of Japonica Partners, a private investment company. From 1980 to 1994, he held various positions at Bull HN Information Systems Inc., a manufacturer of computer products, where he most recently served as Controller of public sector operations.

  John D. Giordano, age 42, has served as the Company's President and Chief Executive Officer since April 1999. He joined the Company in September 1998 as Vice President, Finance and Chief Financial Officer and still holds those offices. From March 1997 to December 1997, Mr. Giordano served on the Board of Directors of the Company. Since 1978 and prior to joining the Company, Mr. Giordano held various positions at Bull HN Information Systems Inc., a manufacturer of computer products, where he most recently served as Vice President, Chief Financial Officer and Treasurer.

Section 16(a) Beneficial Ownership Reporting Compliance

  Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, executive officers and holders of more than 10% of the Company's Common Stock ("Reporting Persons") to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Based solely on its review of copies of reports filed by Reporting Persons with the Securities and Exchange Commission or written representations from certain Reporting Persons that no Form 5 filing was required for such person, the Company believes that, during 1998 all filings required to be made by its Reporting Persons were timely made in accordance with the requirements of the Exchange Act.

Part III. Item 11.

Executive Compensation

     Director Compensation

  All directors are reimbursed for expenses incurred in connection with their attendance at Board of Directors and committee meetings. Mr. Pampel was also compensated for providing six days of consulting to the Company at a rate of $800 per day.

  The Company's 1997 Director Stock Option Plan (the ''Director Plan'') was adopted by the Board of Directors and approved by the stockholders of the Company in May 1997. Under the terms of the Director Plan, directors of the Company who are not employees of the Company or any subsidiary of the Company are eligible to receive nonstatutory options to purchase shares of Common Stock. A total of 200,000 shares of Common Stock may be issued upon exercise of options granted under the Director Plan.

  Pursuant to the terms of the Director Plan, options to purchase 15,000 shares of Common Stock are granted to all non-employee directors upon the effective date of the Company's initial public offering, or if a director was not then serving on the Board of directors on the date of his or her initial election as a director. On July 2, 1997, each of Messrs. Carr, Humphreys, Leblois, McCance and Pampel received an option to purchase 15,000 shares of the Company's Common Stock at an exercise price of $16.00 per share. In addition, options to purchase 3,000 shares of Common Stock are granted to each non-employee director on the date of each annual meeting of stockholders of the Company provided, however, that such director is serving on the Board of Directors at the adjournment of such meeting. The exercise price per share of such options will be the closing price of a share of Common Stock on the date of the grant. On June 10, 1998, each of Messrs. Carr, Humphreys, Leblois, McCance and Pampel received an option to purchase 3,000 shares of the Company's Common Stock at an exercise price of $4.19 per share. All options granted under the Director Plan vest at a rate of one-third of the shares per year over a period of three years from the date of grant so long as the optionee remains a director of the Company.

     Executive Compensation

  The following table sets forth the total compensation paid or accrued for the three years ended December 31, 1998 for the three individuals who served as the Company's Chief Executive Officer during 1998 and the Company's four other most highly compensated executive officers in 1998 (such Chief Executive Officers and such other executive officers are hereinafter referred to as the ''Named Executive Officers''):

                           Summary Compensation Table

                                                                                                Long-term
                        Name and                                                               Compensation
                        --------                                                               ------------
                  Principal Position(1)                        Annual Compensation(2)             Awards
                  ---------------------                    --------------------------------       ------
                                                                                                Securities
                                                                                                ----------
                                                      Year        Salary      Bonus(3)          Underlying
                                                      ----        ------      --------          ----------        All Other
                                                                                                Options(4)     Compensation(5)
                                                                                                ----------     ---------------
Douglas A. Catalano(6)...........................     1998        $227,163          ----              ----         $5,000
  President and Chief Executive                       1997         250,000      $ 35,000              ----          2,250
  Officer                                             1996            ----          ----           780,000           ----

Dominic K. Chan(6)...............................     1998         277,000          ----              ----          1,072
  Chairman of the Board,                              1997         241,577        35,000              ----          1,736
  President, Chief Executive Officer,                 1996         202,613        40,000              ----          3,131
  and Chief Technology Officer

Allen K. Deary(6) ...............................     1998         182,308          ----           250,000          3,128
  President, Chief Executive Officer                  1997         191,850        35,000           150,000          3,088
  and Chief Financial Officer                         1996         147,903        40,000            14,200          3,002

Peter Espinosa ..................................     1998         167,885        50,000           225,000            303
  Vice President, Worldwide Sales                     1997            ----          ----              ----           ----
                                                      1996            ----          ----              ----           ----

John D. Giordano ................................     1998          56,250       125,000           220,000           ----
  Vice President, Finance and                         1997            ----          ----              ----           ----
  Chief Financial Officer                             1996            ----          ----              ----           ----

Andrea C. Campbell ..............................     1998         166,500          ----           100,000          4,000
  Vice President, Outsourcing Research                1997         147,676        35,000            50,000          1,841
  And Development                                     1996         137,500        40,000            17,085          2,027

Eugene J. DiDonato ..............................     1998         156,423          ----           144,000          2,137
  Vice President and General Counsel                  1997          75,750        15,000            20,000           ----
                                                      1996            ----          ----              ----           ----

--------------
(1) Unless otherwise noted, lists principal position with the Company as of December 31, 1998.
(2) Excludes perquisites and other personal benefits because the aggregate amount of such compensation was in all cases less than the lesser of $50,000 or 10% of the total of annual salary and bonus for the Named Executive Officer.
(3) Amounts in this column represent bonuses earned under the Company's executive compensation, retention or other bonus programs during 1996, 1997 and 1998.

(4) Reflects the grant of options to purchase Common Stock. The Company has never granted stock appreciation rights.
(5)  Consists of the Company's matching contributions to the Company's 401(k)
     Plan.
(6) Mr. Catalano was the Company's President and Chief Executive Officer through August 17, 1998, the date upon which he resigned as an officer of the Company. On November 18,1998, Mr. Catalano resigned as a Director of the Company. Mr. Deary was the Company's President and Chief Executive Officer from August 17, 1998 through November 5, 1998, and the Company's Vice President, Finance and Chief Financial Officer until September 14, 1998. On November 5, 1998, Mr. Deary resigned as an officer and Director of the Company. Dr. Chan became the President and Chief Executive Officer on November 5, 1998 and resigned as an officer and Director on April 1,1999.

  The following table sets forth certain information concerning grants of stock options to each of the Named Executive Officers during the year ended December 31, 1998:

Option Grants, Exercises and Year-End Values

                       Option Grants in Last Fiscal Year

                                                Individual Grants
                                        ---------------------------------
                                                                                                   Potential
                                                                                               Realizable Value
                                                                                                  at Assumed
                                                                                                Annual Rates of
                            Number of    Percent of Total                                         Stock Price
                           Securities         Options                                          Appreciation for
                           Underlying       Granted to        Exercise or                       Option Term(3)
                             Options       Employees in        Base Price    Expiration   ---------------------------
Name                       Granted(1)      Fiscal Year        Per Share(2)      Date         5%               10%
-------------------------  ----------    ----------------     ------------   ----------   -------           -------
Douglas A. Catalano.....          --             --                 --              --            --              --
Dominic K. Chan.........          --             --                 --              --            --              --
Allen K. Deary..........     250,000            7.9%            $3.875        08/21/08             0               0
Peter Espinosa..........     100,000           3.16%             0.875        10/06/08      $  4,375        $  8,750
                             125,000           3.95%             5.688        04/15/08        35,550          71,100
John D. Giordano........     100,000           3.16%             0.875        10/06/08        55,028         139,452
                             120,000           3.79%             2.875        09/21/08       216,969         549,841
Andrea C. Campbell......     100,000           3.16%             0.875        10/06/08        55,028         139,452
Eugene J. DiDonato......     100,000           3.16%             0.875        10/06/08        55,028         139,452
                              10,000            .32%              4.00        06/30/08        25,156          63,750
                              24,000            .76%              4.13        06/15/08        62,141         157,661
                              10,000            .32%             19.25        01/22/08       121,062         306,795

--------------
(1) All options were granted pursuant to the 1997 Stock Incentive Plan (the "1997 Plan") and, unless otherwise noted, grant a right to purchase shares of Common Stock which vests in four equal annual installments beginning one year after the date of grant. The options granted on October 6, 1998 vest in five installments, the first on December 31,1998 and the next four in quarterly installments thereafter.
(2) Represents the per share fair market value of the Common Stock, as determined by the Board of Directors, on the date of grant.
(3) Amounts reported in these columns represent amounts that may be realized upon exercise of the options immediately prior to the expiration of their term assuming the specified compound rates of appreciation (5% and 10%) on the market value of the Common Stock on the date of option grant over the term of the options. These numbers are calculated based on rules promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price growth. Actual gains, if any, on stock option exercises and Common Stock holdings are dependent on the timing of such exercise and the future performance of the Common Stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the individuals.
(4) No gain to the optionees is possible without an appreciation in stock price, which will benefit all stockholders commensurately. A zero percent stock price appreciation will result in zero gain for the optionee.

  The following table sets forth certain information concerning stock options exercised during 1998 and stock options held by each of the Named Executive Officers on December 31, 1998:


                Aggregated Option Exercises in Last Fiscal Year
                       and Fiscal Year-End Option Values


                                     Shares                              Number of Shares
                                    Acquired                           Underlying Unexercised      Value of Unexercised
                                       On            Value                Options at Fiscal        In-the-Money Options
           Name                     Exercise      Realized(1)                 Year-End             at Fiscal Year-End(2)
--------------------------          --------     --------------               --------             ---------------------
                                                                      Exercisable/Unexercisable  Exercisable/Unexercisable
                                                                      -------------------------  -------------------------
Douglas A. Catalano ......           109,843       $1,638,422               266,198/375,960               $     0/0
Dominic K. Chan...........                 0                0                      18,750/0                     0/0
Allen K. Deary ...........           100,000        1,794,490                           0/0                     0/0
Andrea C. Campbell .......            50,000          941,033               201,186/127,966                76,447/0
Peter Espinosa............                 0                0                20,000/205,000                     0/0
John D. Giordano..........                 0                0                20,000/200,000                     0/0
Eugene J. DiDonato........                 0                0                25,000/139,000                     0/0

--------------
(1) Represents the difference between the exercise price and the closing sale price per share of the Common Stock on the date of exercise.
(2) Value based on the closing sale price per share ($0.59) of the Company's Common Stock on December 31, 1998, as reported on the Nasdaq National Market, less the exercise price.

     Employment Agreements

  On March 15, 1996, the Company entered into a Non-Competition Agreement with Dominic K. Chan (the "Chan Agreement") which terminates on the first anniversary of the date on which Mr. Chan's employment with the Company terminates. The Chan Agreement provides for severance payments to Mr. Chan in quarterly installments over a one-year period following termination, in an aggregate amount not to exceed the amount paid to Mr. Chan by the Company in combined salary and bonus for the 12-month period immediately preceding the date of termination. The Company's obligation to pay such severance is conditional upon Mr. Chan's continued compliance with the terms of the Chan Agreement. The Chan Agreement prohibits Mr. Chan, during the term thereof, from engaging in any business activity that is directly or indirectly competitive in the United States with any of the products or services being developed or otherwise provided by the Company at the date of his termination. Mr. Chan's employment terminated on April 1, 1999.

  The Company entered into an employment agreement with Mr. Catalano on December 30, 1996, (the "Catalano Employment Agreement") pursuant to which Mr. Catalano agreed to serve as President and Chief Operating Officer of the Company. Although the Employment Agreement has no set term, it is terminable (i) by the Company or Mr. Catalano without cause upon 45 days' prior notice, (ii) by either party pursuant to a breach of the Employment Agreement by the other party and failure to remedy the breach by such party after 30 days' prior notice, or (iii) immediately by the Company with cause (as defined). The Catalano Employment Agreement provides that Mr. Catalano is entitled to receive a base salary of $250,000 in 1998 and is eligible to receive a bonus in an amount to be determined by the Board of Directors, an appropriate committee or a designee thereof. Mr. Catalano's base salary will be reviewed annually thereafter. Pursuant to the Catalano Employment Agreement, the Company granted Mr. Catalano, and Mr. Catalano subsequently exercised an option to purchase 151,515 shares of Common Stock. The Company also granted Mr. Catalano an incentive stock option to purchase an additional 149,292 shares of Common Stock at an exercise price of $3.30 per share (the ''Catalano ISO''), which was exercised as to 27,999 shares on the date of grant, and a nonstatutory stock option to purchase an additional 630,788 shares of Common Stock (the ''Catalano NSO''), both at an exercise price of $3.30 per share. The Catalano ISO and Catalano NSO became exercisable as to 30,303 and 157,697 shares of common stock, respectively, on December 30, 1997. The Catalano ISO and Catalano NSO will then both vest as to the remaining shares in 12 equal portions, the first of which became exercisable on the last day of the first calendar quarter of 1998, and the remaining of which will become exercisable on the last day of each succeeding calendar quarter. Mr. Catalano's options will be fully vested as of the fourth anniversary of the employment agreement. If his employment is terminated by the Company without cause (as defined), Mr. Catalano will be entitled to receive severance compensation for 52 weeks thereafter in an amount equal to the base salary which would otherwise be payable to Mr. Catalano during that period. In addition, upon any such termination, the ISO and NSO options will become exercisable as to that number of shares which would have become exercisable if Mr. Catalano's employment had terminated one year after the actual date of termination. Throughout the term of the Catalano Employment Agreement, the Chairman of the Board of the Company agrees to nominate Mr. Catalano as a candidate for election to the Board of

Directors of the Company. The Catalano Employment Agreement also contains a non-solicitation covenant and a non-competition covenant pursuant to which Mr. Catalano is prohibited, during the term of his employment, from engaging in any business activity that would compete directly or indirectly with the products or services of the kind or type developed by the Company. The non-competition covenant extends for a one-year period after termination, but is limited during this period to prohibit Mr. Catalano from engaging in business activities competitive with the Company's products or services related to the Company's year 2000 business activities. Mr. Catalano's resigned as President and Chief executive officer on August 17, 1998 and pursuant to an agreement dated August 17, 1998, the Company continues to pay his base salary and his stock options continue to vest through August 18, 1999.

  On May 18, 1998, the Company entered into an employment agreement with Peter Espinosa (the "Espinosa Employment Agreement"). The term of the Espinosa Employment Agreement expires on May 31,2001 unless earlier terminated. It is terminable (i) by Mr. Espinosa without cause upon 45 days' prior notice or by the Company without cause upon 52 weeks prior notice, (ii) by either party pursuant to a breach of the Espinosa Employment Agreement by the other party and failure to remedy the breach by such party upon 30 days' prior notice, (iii) immediately by the Company with cause (as defined), or (iv) upon the death or disability of the employee. The Espinosa Employment Agreement provides for an annual base salary of $225,000 as well as bonus compensation to be determined in accordance with the Company's policies. If his employment is terminated by the Company without cause (as defined), Mr. Espinosa will be entitled to receive base compensation until the expiration of a notice period or the date Mr. Espinosa commences employment or consulting with a third party during the notice period. The Espinosa Employment Agreement also contains a non-solicitation covenant and a non-competition covenant pursuant to which Mr. Espinosa, during the term of his employment, is prohibited from engaging in any business activity that would compete directly or indirectly with products or services of the kind or type developed by the Company. The non-competition covenant extends for a one-year period after termination (unless terminated without cause), but is limited during this period to prohibit Mr. Espinosa from engaging in business activity competitive with the Company's Year 2000 business activities. Mr. Espinosa issued an unsecured promissory note dated May 29,1998 in the amount of $150,000 payable to the Company. The note incurs interest at 6% per annum and is payable in two equal annual installments of $75,000 together with accrued interest. During 1998, the maximum amount outstanding under the note was $150,000 plus interest. Pursuant to a separation agreement and release dated March 30, 1999 between Mr. Espinosa and the Company, Mr. Espinosa's employment with the Company was terminated and the Company forgave all principal and interest payments under such note.

  On August 13,1998, the Company entered into an employment agreement with John
D. Giordano (the "Giordano Employment Agreement"). The term of the Giordano Employment Agreement expires on May 31, 2001 unless earlier terminated thereunder. It is terminable (i) by Mr. Giordano without cause upon 30 days' prior notice or by the Company without cause upon 52 weeks prior notice, (ii) by either party pursuant to a breach of the Giordano Employment Agreement by the other party and failure to remedy the breach by such party upon 30 to 120 days' prior notice, (iii) immediately by the Company with cause (as defined), or (iv) upon the death or disability of the employee. The employment agreement provides for an annual base salary of $195,000 as well as bonus compensation to be determined in accordance with the Company's policies, with a minimum bonus of $25,000 for 1998. If his employment is terminated by the Company without cause (as defined), Mr. Giordano will be entitled to receive base compensation until the expiration of a notice period or the date Mr. Giordano commences employment or consulting with a third party during the notice period, provide that if the third party compensation is less than the base salary , he shall receive the difference for the 52 week notice period. The Giordano Employment Agreement also contains a non-solicitation covenant and a non-competition covenant pursuant to which Mr. Giordano, during the term of his employment, is prohibited from engaging in any business activity that would compete directly or indirectly with products or services of the kind or type developed by the Company. The non-competition covenant extends for a one-year period after termination (unless terminated without cause), but is limited during this period to prohibit Mr. Giordano from engaging in business activity competitive with the Company's Year 2000 business activities. The Giordano Employment Agreement was amended to provide for retention payments of $60,000, $40,000, $30,000 and $30,000 on December 1, 1998,
January 1, 1999, February 1, 1999 and March 1, 1999, respectively, together with a payment of $280,000 minus the foregoing payments, if made, in the event of a change in control of the Company. On April 9, 1999, the Giordano Employment Agreement was further amended to provide for the payment of a retention bonus of $120,000 payable upon the earlier of September 30,1999, the termination of his employment by the Company without cause or the merger, liquidation, consolidation, sale of substantially all of the assets, bankruptcy, reorganization or receivership of the Company. The retention bonus is in place of the change in control payment referenced above.

Part III. Item 12.

Security Ownership of Certain Beneficial Owners and Management

  The following table sets forth certain information as of March 19, 1999(unless otherwise specified) with respect to the beneficial ownership of shares of Common Stock by (i) each person or entity known to the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) the directors and director nominees of the Company, (iii) each Named Executive Officer and (iv) all current directors and executive officers of the Company as a group.

                                               Number of
                                               Shares of           Percentage of
                                              Common Stock          Common Stock
Beneficial Owner                          Beneficially Owned(1)    Outstanding(2)
--------------------------------------    ---------------------    --------------
Dominic K. Chan(3)                             2,327,113               14.2%
   2 Gilboa Lane
   Nashua, NH 03060
American Premier Underwriters, Inc.(4)         2,067,434               12.6%
   One East Fourth Street
   Cincinnati, OH 45202
Greylock Equity Limited Partnership
   and Henry F. McCance(5)                     1,149,258                7.0%
One Federal Street
   Boston, MA 02110
Douglas C. Catalano(6)                           522,551                3.1%
W. Michael Humphreys(7)                          315,189                1.9%
Andrea C. Campbell(8)                            221,186                1.3%
Allen K. Deary(9)                                189,264                1.2%
Peter Espinosa(10)                                73,504                  *
Eugene J. DiDonato(11)                            47,500                  *
Roland D. Pampel(12)                              40,575                  *
John D. Giordano(13)                              40,000                  *
Arthur Carr(14)                                   36,875                  *
Axel Leblois(15)                                  22,375                  *
All current executive officers and
  directors, as a group (9 persons)(16)        1,872,958               11.2%

--------------
 *   Less than 1% of outstanding Common Stock.
(1) The number of shares beneficially owned by each stockholder is determined under rules promulgated by the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Share ownership is based upon information as of March 19, 1999 provided by Boston EquiServe, the Company's transfer agent. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of March 19, 1999 through the exercise of any stock option, warrant or other right. The inclusion herein of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares.
(2) Number of shares of Common Stock deemed outstanding indicates 16,349,986 shares issued and outstanding as of March 19, 1999, plus any shares subject to options held by the referenced beneficial owner(s).
(3) Includes 18,750 shares of Common Stock subject to outstanding options which are exercisable within 60 days of March 19, 1999; 2,108,363 shares of Common Stock held jointly with his wife, Marsha C. Chan; and 200,000 shares of Common Stock held in the name of the Chan Family Irrevocable Trust of which Dominic K. Chan's present and future offspring are beneficiaries and as to which shares Dominic K. Chan disclaims beneficial ownership. Julian Chan is Dominic Chan's son.
(4) American Premier Underwriters, Inc. is an indirect wholly-owned subsidiary of American Financial Group, Inc. ("AFG"). Carl H. Lindner, Carl H. Lindner III, S. Craig Lindner and Keith E. Lindner (collectively, the "Lindner Family") beneficially owned approximately 32% of the outstanding common stock of AFG at December 31, 1998. Through their ownership of common stock of AFG and their positions as directors and executive officers of AFG and APU, the members of the Lindner Family may be deemed to be controlling persons with respect to AFG and APU.
(5) Includes 5,000 shares of Common Stock subject to outstanding stock options which are exercisable within 60 days of March 19, 1999. Mr. McCance, a general partner of Greylock Equity GP Limited Partnership (''Greylock''), the general partner of Greylock Equity Limited Partnership, is a director of the Company. Mr. McCance, together with the other general partners of Greylock, shares voting and investment power with respect to the shares owned by Greylock. Mr. McCance does not own any shares of the Company in his individual capacity and disclaims beneficial ownership of the shares held by Greylock Equity Limited Partnership, except to the extent of his pecuniary interest therein.

(6) Includes 313,193 shares of Common Stock subject to outstanding stock options which are exercisable within 60 days of March 19, 1999.
(7) Includes 5,000 shares of Common Stock subject to outstanding stock options which are exercisable within 60 days of March 19, 1999. Mr. Humphreys, a general partner of Matrix IV Management Co. L.P., the general partner of Matrix Partners IV,L.P. ("Matrix") and the general partner of Matrix IV Entrepreneurs Fund, L.P., is a director of the Company. Mr. Humphreys, together with the other managing members of Matrix, shares voting and investment power with respect to the shares owned by Matrix. Mr. Humphreys owns 23,099 shares of the Company in his individual capacity and disclaims beneficial ownership of shares owned by Matrix, except to the extent of his pecuniary interest therein. Matrix and Matrix IV Entrepreneurs Fund, L.P. own 287,045 and 45 shares, respectively.
(8) Consists of 221,186 shares of Common Stock subject to outstanding stock options which are exercisable within 60 days of March 19, 1999.
(9) Includes 10,713 shares held by Mr. Deary's wife and two children as to which Mr. Deary disclaims beneficial ownership.
(10) Includes 71,250 shares of Common Stock subject to outstanding stock options which are exercisable within 60 days of March 19, 1999.
(11) Consists of 47,500 shares of Common Stock subject to outstanding stock options which are exercisable within 60 days of March 19, 1999.
(12) Includes 39,375 shares of Common Stock subject to outstanding stock options which are exercisable within 60 days of March 19, 1999. Also includes 1,200 shares of Common Stock held by four trusts of which Carol P. Pampel, Mr. Pampel's wife, is sole trustee, as to which shares Mr. Pampel disclaims beneficial ownership.
(13) Consists of 40,000 shares of Common Stock subject to outstanding stock options which are exercisable within 60 days of March 19, 1999.
(14) Includes 14,375 shares of Common Stock subject to outstanding stock options which are exercisable within 60 days of March 19, 1999. Also includes 10,000 shares of Common Stock held by Virginia L. Carr, Mr. Carr's wife, as to which shares Mr. Carr disclaims beneficial ownership.
(15) Includes 14,375 shares of Common Stock subject to outstanding stock options which are exercisable within 60 days of March 19, 1999.
(16) Includes an aggregate of 386,811 shares of Common Stock subject to outstanding options which are exercisable within 60 days of March 19, 1999.

Part III. Item 13.

Certain Relationships and Related Transactions

  Effective December 1, 1997, Twoquay, Inc., a wholly owned subsidiary of the Company, acquired substantially all of the assets and assumed certain liabilities of the business of Millennium Dynamics, Inc. ("MDI") from American Premier Underwriters, Inc. ("APU") in exchange for $30 million in cash and 2,175,000 unregistered shares of Common Stock. Pursuant to a Registration Rights Agreement between the Company and APU, the Company agreed to file a Registration Statement on Form S-3 covering up to all of the related common shares issued to APU by July 6, 1998 and to use its best efforts to cause such Registration Statement to become effective prior to August 1, 1998. The Company also granted APU certain incidental rights to register up to 500,000 of the related common shares prior to

July 6, 1998 in the event of a secondary offering of the Common Stock of the Company. Under the terms of the Registration Rights Agreement, APU also agreed that up to 837,500 of the related common shares issued by the Company would be subject to certain restrictions on sale through December 31, 1998. A registration statement relating to all of the foregoing shares was filed by the Company. Twoquay changed its name to MDI after the closing of the acquisition. In connection with the acquisition the Company assumed certain license agreements for certain of technology and certain service agreements (under which the Company derived revenue of approximately $458,000 during 1998) between MDI and APU or APU's affiliates related to the MDI business. The license agreements also include provisions for maintenance for which APU or APU's affiliates pay no or set maintenance fees. The Company also had an agreement to use APU's or its affiliates' computer systems for a fee. In addition, the Company leases space for its vacated Cincinnati, Ohio facility from an affiliate of APU's which the Company paid approximately $449,000 in rent in 1998.

  On January 3, 1995, the Company entered into a General Computer Consulting Services Agreement, with Met Life pursuant to which the Company provided certain software conversion services to Metropolitan Life Insurance Company ("Met Life".) In connection with the General Computer Consulting Services Agreement, the Company entered into two Authorization Letters with Met Life, dated January 3, 1995 and November 27, 1995, respectively. On October 1, 1996, the Company entered into a License Agreement with Met Life providing for the grant of non-exclusive licenses to use certain proprietary software products developed by the Company, as specified in certain subsequent purchase orders entered into between the Company and Met Life. Mr. Miller, the Company's former Vice President, Strategic Programs, was previously employed at Met Life from January 1964 to August 1996, most recently in the position of Chief Information Officer of Individual Business. The Company derived revenue of approximately $231,000 from Met Life in 1998.

  On May 1, 1996, the Company entered into a License and Alliance Agreement with Computer Sciences Corporation ("CSC") providing for a grant of a non-exclusive license to CSC to use the Company's AutoEnhancer/2000 software and related services, and for the collaboration of the Company and CSC in connection with providing year 2000 services to CSC's clients. The Company derived revenue of $2,928,000 from January 1, 1997 through March 31, 1998, under the License and Alliance Agreement. The initial term of the License and Alliance Agreement terminated May 1, 1997. On March 15 and June 25, 1997, the Company executed Amendments to the License and Alliance Agreement--Agreement for the Purchase of a Special Inventory Package providing for the grant of a $2,500,000 usage-based license payable by CSC during 1997. The Company derived approximately $129,273 in revenue from CSC in 1998. Prior to joining the Company as President and Chief Operating Officer and as a Director, Mr. Catalano was employed by CSC from November 1982 to December 1996, and most recently served as its President. Robert Savoia, the Company's former Vice President, Business Development and Marketing, served as Vice President and Managing Partner of CSC from 1989 to December 1996 before joining the Company.

  Donald M. Beck, the Company's former Vice President and General Manager of Outsourcing until September 1998, was indebted to the Company for the maximum amount of $130,000 plus 6% interest in 1998 pursuant to a promissory note dated January 30, 1998. All principal and interest under such note was forgiven on December 1, 1998 in connection with the termination by the Company of Mr. Beck's employment.

  For a description of certain employment and other arrangements between the Company and its executive officers and directors, see "Part III. Item 11. Executive Compensation."

  The Company has adopted a policy providing that all material transactions between the Company and its officers, directors and other affiliates must (i) be approved by a majority of the members of the Company's Board of Directors and by a majority of the disinterested members of the Company's Board of Directors and
(ii) be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.



Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Peritus Software Services, Inc.



                                By:/s/ John D. Giordano
                                   ---------------------------
                                   John D. Giordano
                                   President and Chief Executive Officer

                                   April 30 , 1999
                                   ---------------
                                       (Date)