Form 10-Q
period 1999-03-31
PERITUS SOFTWARE SERVICES INC
filed 1999-05-24
CIK 1011632

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934 for the Quarterly Period Ended March 31, 1999.

                                      OR

[_]Transition Report Pursuant to Section 13 or 15(d) of the Securities
   Exchange Act of 1934 for the Transition Period from       to      .

                       COMMISSION FILE NUMBER 000-22647

                        PERITUS SOFTWARE SERVICES, INC.
            (Exact Name of Registrant as Specified in its Charter)

             MASSACHUSETTS                           04-3126919
    (State or Other Jurisdiction or               (I.R.S. Employer
    Incorporation or Organization)               Identification No.)

           2 FEDERAL STREET,                            01821
       BILLERICA, MASSACHUSETTS                      (Zip Code)
    (Address of Principal Executive
               Offices)

                                (978) 670-0800
             (Registrant's Telephone Number, Including Area Code)

                                NOT APPLICABLE
             (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_].

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                             Shares outstanding
               Title of Class                                  at May 7, 1999
               --------------                                ------------------
        Common Stock, $0.01 par value                            16,373,975

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                        PERITUS SOFTWARE SERVICES INC.

                                   FORM 10-Q

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
  Consolidated Balance Sheet as of March 31, 1999 and December 31, 1998....   3
  Consolidated Statement of Operations for the Three Months Ended March 31,
   1999
   and 1998............................... ................................   4
  Consolidated Statement of Cash Flows for the Three Months Ended March 31,
   1999
   and 1998................................................................   5
  Notes to Unaudited Consolidated Financial Statements.....................   6
Item 2. Management's Discussion and Analysis of Financial Condition and
      Results of Operations................................................  11
Item 3. Quantitative and Qualitative Disclosures about Market Risk.........  20
PART II. OTHER INFORMATION
Item 1. Legal Proceedings........................ .........................  21
Item 6. Exhibits and Reports on Form 8-K...................................  22
Signatures................................ ................................  23

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

  This Quarterly Report on Form 10-Q may contain forward looking statements which involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in such statements. Certain factors that could cause such a difference include, without limitation, the risks specifically described in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and other public documents, filed by the Company with the Securities and Exchange Commission (the "Commission"), which factors are incorporated herein by reference, the factors listed below in "Factors That May Affect Future Results" and other factors such as the Company's failure to achieve cash flow breakeven/strategic initiatives, financing, over the counter listing, revenue risk, litigation risk, limited operating history, potential fluctuation in quarterly performance, the need to develop additional products and services, the concentration of clients and credit risk, the impact of competitive products and services and pricing, competition for qualified technical personnel, the offering of fixed-price, fixed time-frame contracts rather than contracts on a time and materials basis, the potential for contract liability related to the provision of year 2000 and other products and services, the potential for software errors or bugs in the Company's products, limited protection of proprietary rights, dependence on third party technology, rapid technological change, dependence on Indian offshore software development centers, the impact of the government regulation of immigration, product or services demand and market acceptance risks, product development and services capacity, commercialization and technological difficulties, capacity and supply constraints or difficulties and the effect of general business or economic conditions.

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        PERITUS SOFTWARE SERVICES, INC.

                           CONSOLIDATED BALANCE SHEET

                   (In Thousands, Except Share-related Data)
                                  (Unaudited)

                                                        March 31,  December 31,
                                                          1999         1998
                                                        ---------  ------------
                        ASSETS
Current assets:
  Cash and cash equivalents............................ $   2,438   $   2,809
  Restricted cash......................................       --          569
  Short-term investments...............................     1,107         500
  Accounts receivable, net of allowance for doubtful
   accounts of $688 and $726, respectively, and
   including amounts receivable from related parties of
   $13 and $42, respectively...........................     1,627       3,720
  Costs and estimated earnings in excess of billings on
   uncompleted contracts...............................       918         951
  Prepaid expenses and other current assets............       552         816
                                                        ---------   ---------
    Total current assets...............................     6,642       9,365
  Property and equipment, net..........................     3,464       3,848
  Intangible and other assets, net.....................       654         510
                                                        ---------   ---------
                                                        $  10,760   $  13,723
                                                        =========   =========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of capital lease obligations......... $      90   $      90
  Current portion of long-term debt....................       --          269
  Accounts payable.....................................       357         462
  Customer advance.....................................       289         --
  Billings in excess of costs and estimated earnings on
   uncompleted contracts...............................       808         435
  Deferred revenue.....................................     1,111       1,890
  Other accrued expenses and current liabilities.......     4,003       4,414
                                                        ---------   ---------
    Total current liabilities..........................     6,658       7,560
  Capital lease obligations............................       256         286
  Long-term restructuring..............................       996       1,067
                                                        ---------   ---------
    Total liabilities..................................     7,910       8,913
                                                        ---------   ---------
Stockholders' equity:
  Common stock, $.01 par value; 50,000,000 shares
   authorized; 16,373,975 and 16,344,985 shares issued
   and outstanding at March 31, 1999 and December 31,
   1998, respectively..................................       164         164
  Additional paid-in capital...........................   105,135     105,135
  Accumulated deficit..................................  (102,447)   (100,488)
  Accumulated other comprehensive income...............        (2)         (1)
                                                        ---------   ---------
    Total stockholders' equity.........................     2,850       4,810
                                                        ---------   ---------
                                                        $  10,760   $  13,723
                                                        =========   =========

  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                        PERITUS SOFTWARE SERVICES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                 (In Thousands, Except Per Share-related Data)
                                  (Unaudited)

                                                               Three Months
                                                             Ended March 31,
                                                             -----------------
                                                              1999      1998
                                                             -------  --------
Revenue:
  Outsourcing services, including $0 and $1,214 from related parties, respectively.................................... $ 1,853  $  2,622
  License...................................................   1,359     4,085
  Other services............................................   1,455     2,726
                                                             -------  --------
    Total revenue...........................................   4,667     9,433
                                                             -------  --------
Cost of revenue:
  Cost of outsourcing services, including $0 and $713 from
   related parties, respectively............................   1,923     2,111
  Cost of license...........................................      96       536
  Cost of other services....................................   1,028     2,453
                                                             -------  --------
    Total cost of revenue...................................   3,047     5,100
                                                             -------  --------
    Gross profit............................................   1,620     4,333
                                                             -------  --------
Operating expenses:
  Sales and marketing.......................................   1,050     3,109
  Research and development..................................     470     3,044
  General and administrative................................   1,776     1,747
  Restructuring charge......................................     291       --
                                                             -------  --------
    Total operating expenses................................   3,587     7,900
                                                             -------  --------
Loss from operations........................................  (1,967)   (3,567)
Interest income, net........................................       8       160
                                                             -------  --------
Loss before minority interest in majority-owned subsidiary
 ...........................................................  (1,959)   (3,407)
Minority interest in majority-owned subsidiary..............     --        (49)
                                                             -------  --------
    Net loss................................................ $(1,959) $ (3,358)
                                                             =======  ========
Net loss per share:
  Basic..................................................... $ (0.12) $  (0.21)
                                                             =======  ========
  Diluted................................................... $ (0.12) $  (0.21)
                                                             =======  ========
Weighted average shares outstanding:
  Basic.....................................................  16,345    15,985
                                                             =======  ========
  Diluted...................................................  16,345    15,985
                                                             =======  ========

  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                        PERITUS SOFTWARE SERVICES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (In Thousands)
                                  (Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                          --------------------
                                                            1999       1998
                                                          ---------  ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
Net loss........................ ........................   $(1,959)   $(3,358)
Adjustments to reconcile net loss to net cash used for
 operating activities:
  Depreciation and amortization..........................       433        813
  Minority interest in majority-owned subsidiary.........       --         (49)
  Changes in assets and liabilities, net of effects from
   acquisitions:
    Accounts receivable..................................     2,093      3,719
    Costs and estimated earnings in excess of billings on
     uncompleted contracts...............................        33        339
    Prepaid expenses and other current assets............       264     (1,155)
    Other assets ........................................      (223)       (48)
    Accounts payable ....................................      (105)       118
    Proceeds from customer advance.......................       289        --
    Billings in excess of costs and estimated earnings on
     uncompleted contracts...............................       373          4
    Deferred revenue.....................................      (779)      (533)
    Other accrued expenses and current liabilities
     excluding accrued
     restructuring.......................................      (200)    (1,124)
    Accrued restructuring................................      (282)       --
                                                          ---------  ---------
      Net cash used for operating activities.............      ( 63)    (1,274)
                                                          ---------  ---------
Cash flows from investing activities:
  Sale (purchase) of short-term investments..............      (607)       500
  Proceeds from sale of property and equipment...........        64        --
  Purchases of property and equipment....................       (34)    (1,584)
                                                          ---------  ---------
      Net cash used for investing activities.............      (577)    (1,084)
                                                          ---------  ---------
Cash flows from financing activities:
  Restricted cash........................................       569        --
  Principal payments on long-term debt...................      (269)       (73)
  Principal payments on capital lease obligations........      ( 30)       (19)
  Proceeds from exercise of stock options................       --         876
  Proceeds from repayment of note receivable from
   stockholder...........................................       --          58
                                                          ---------  ---------
      Net cash provided by financing activities..........       270        842
                                                          ---------  ---------
Effects of exchange rates on cash and cash equivalents...        (1)        (2)
                                                          ---------  ---------
Net decrease in cash and cash equivalents................      (371)    (1,519)
Cash and cash equivalents, beginning of period...........     2,809     11,340
                                                          ---------  ---------
Cash and cash equivalents, end of period................. $   2,438      9,821
                                                          =========  =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
  Cash paid for income taxes............................. $       5  $      78
  Cash paid for interest.................................         7         20

  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                        PERITUS SOFTWARE SERVICES, INC.

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Going Concern Matters

  The accompanying unaudited consolidated financial statements include the accounts of Peritus Software Services, Inc. and its subsidiaries (the "Company") and have been prepared by the Company without audit in accordance with the Company's accounting policies, as described in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission ("SEC"). In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which, other than the restructuring charge for the three months ended March 31, 1999, consist only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1998 Annual Report on Form 10-K. The operating results for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year ending December 31, 1999.

  The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. However, the Company experienced net losses of $1,959,000, $26,673,000 and $67,490,000 in the quarter ended March 31, 1999 and in the years ended December 31, 1998 and December 31, 1997, respectively, which raise doubt about its ability to continue as a going concern. The Company's cash flow requirements will depend on the results of future operations. The Company's continued existence is dependent upon its ability to achieve a cash flow breakeven position and/or to obtain additional sources of financing. The Company does not believe that it will be able to achieve a cash flow break even position in the future and the Company is considering various alternatives including the possibility of filing for the protection against creditors or liquidation under applicable bankruptcy laws. The Company announced its intention to restructure on March 29, 1999. The restructure plan was finalized on March 31, 1999 and included the elimination of approximately 40 employees. On April 2, 1999, the Company announced the details of its restructure plan that included a reduction in its workforce of approximately 40 people in the areas of sales, marketing and year 2000 delivery. The Company currently maintains its outsourcing service delivery resources and limited sales and year 2000 resources required to meet current support obligations. In March 1999, the Company announced that it had retained Covington Associates to render financial advisory and investment banking services in connection with exploring strategic alternatives including the potential sale of the Company. The engagement agreement was entered into in December 1998. The Company is also exploring strategic initiatives to raise additional funds or sell all or part of its assets. The Company's common stock is traded on the Over The Counter ("OTC") Bulletin Board which has several requirements for listing. Failure to meet listing requirements may result in the Company being de-listed. There can be no assurance that the Company will not be de-listed.

  During 1998, the Company's bank indicated that it would not renew or further extend its revolving line of credit facility and demanded that cash collateral be provided for all amounts outstanding under its equipment financing agreement with the Company since the Company was in default of certain financial and operating covenants thereunder. At December 31, 1998, $269,000 and $300,000 of cash was pledged as collateral for all amounts outstanding under the equipment financing agreement and the standby letter of credit, respectively. Accordingly, these amounts have been classified as restricted cash on the accompanying consolidated balance sheet. As of March 31, 1999, there were no amounts outstanding under the revolving credit facility or the equipment financing agreement. There can be no assurance that the Company will achieve a cash flow breakeven position or that it will be able to raise additional funds through bank borrowings and/or debt and/or equity financings. Further reductions in expenses or the sale of assets may not be adequate to bring the Company to a cash breakeven position. In addition, there can be no assurance that such actions will not have an adverse effect

                        PERITUS SOFTWARE SERVICES, INC.

on the Company's ability to generate revenue or successfully implement any strategic alternatives under consideration. Failure to establish a cash flow breakeven position or raise additional funds through bank borrowings and/or equity and/or debt financings would adversely impact the Company's ability to continue as a going concern.

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

  On January 8, 1999, the plaintiffs filed a Consolidated Amended Complaint applicable to all previously filed actions. The Consolidated Amended Complaint alleges a class period of October 22, 1997 through October 26, 1998 and principally claims that the Company and three of its former officers violated federal securities laws by purportedly making false and misleading statements (or omitting material information) concerning the MDI acquisition and the Company's revenue during the proposed class period, thereby allegedly causing the value of the Company's stock to be artificially inflated. Previously stated claims against the Company and its underwriters alleging violations of the federal securities laws as a result of purportedly inadequate or incorrect disclosure in connection with the Company's initial public offering were not included in the Consolidated Amended Complaint. The Company and the individual defendents filed motions to dismiss the Consolidated and Amended Complaint on March 5, 1999. Oral arguments on the motions were held on April 21, 1999 and the court has taken the matter under advisement.

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

  On or about April 28, 1999, the Company filed a lawsuit in the United States District Court for the District of Massachusetts against Micah Technology Services, Inc. and Affiliated Computer Services, Inc. (collectively, "Micah"). The lawsuit principally alleges that Micah breached its contract with the Company by failing to pay for services performed by the Company under such contract. The lawsuit further alleges that since Micah was

                        PERITUS SOFTWARE SERVICES, INC.

unjustly enriched by the services performed by the Company, the Company is entitled to recovery based on quantum meruit, and that Micah engaged in unfair and/or deceptive trade practices or acts in violation of Massachusetts General Laws Chapter 93A by allowing the Company to perform services when Micah did not pay for such services. The lawsuit seeks unspecified damages on the breach of contract and quantum meruit claims and double or triple damages on the Chapter 93A claim. The Company has not yet received Micah's answer to the lawsuit.

  In addition to the matters noted above, the Company is from time to time subject to legal proceedings and claims which arise in the normal course of its business. In the opinion of management, the amount of ultimate liability with respect to these other actions, currently known, will not have a material adverse effect on the Company's financial position or results of operations for the year ended December 31, 1998.

3. Restructuring Charge

  On March 29, 1999, the Company announced its intention to restructure. The restructure plan was finalized on March 31, 1999 and the Company recorded a charge of $291,000 consisting of severance payments associated with the termination of approximately 30% of the Company's employees representing substantially all of its sales, marketing and year 2000 delivery personnel (40 employees). Payments related to terminated employees are expected to be completed by May 28, 1999. The Company has estimated that the restructuring will result in a quarterly reduction of approximately $1,000,000 in salary and related costs beginning in the third quarter of 1999.

The amounts accrued to and payments against the accrued restructuring during the first quarter of 1999 and the composition of the remaining balance at March 31, 1999 were as follows:

                                    Balance      Q1 1999 Q1 1999     Balance
                               December 31, 1998 Accrual Payments March 31, 1999
                               ----------------- ------- -------- --------------
                                                  (in thousands)
Provision for severance and
 benefit payments to
 terminated employees........       $  536        $291    $(212)      $  615
Provisions related to closure
 of facilities and reduction
 of occupied space...........        2,144         --      (361)       1,783
                                    ------        ----    -----       ------
  Total......................       $2,680        $291    $(573)      $2,398
                                    ======        ====    =====       ======

  As of March 31, 1999, $1,402,000 of the remaining balance of the restructuring accrual is expected to be paid by March 31, 2000 with the remaining balance of $996,000 being paid thereafter.

4. Other Accrued Expenses and Current Liabilities

  Other accrued expenses and current liabilities consist of the following:

                                                        March 31,  December 31,
                                                           1999        1998
                                                        ---------- ------------
Restructuring costs.................................... $1,402,000  $1,613,000
Employee-related costs.................................    456,000     548,000
Rent levelization......................................    453,000     357,000
Professional costs.....................................    208,000     342,000
Other..................................................  1,484,000   1,554,000
                                                        ----------  ----------
                                                        $4,003,000  $4,414,000
                                                        ==========  ==========

                        PERITUS SOFTWARE SERVICES, INC.

5. Comprehensive Income (Loss)

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

  For the three months ended March 31, 1999 and 1998, the Company's comprehensive loss was comprised as follows:

                                                         Three months ended
                                                              March 31,
                                                      -------------------------
                                                          1999         1998
                                                      ------------ ------------
Net loss............................................. $(1,959,000) $(3,358,000)
Translation adjustment...............................      (1,000)      (3,000)
                                                      ------------ ------------
                                                      $(1,960,000) $(3,361,000)
                                                      ============ ============

6. Net Loss Per Share

  In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share", which supersedes Accounting Principles Board Opinion Accounting ("APB") No. 15 and specifies the computation, presentation and disclosure requirements of earnings per share. SFAS No. 128 requires the presentation of "basic" earnings per share and "diluted" earnings per share. Basic earnings per share is computed by dividing the net income
(loss) available to common stockholders by the weighted average shares of outstanding common stock. For purposes of calculating diluted earnings per share, the denominator includes both the weighted average shares of common stock outstanding and, when not anti-dilutive, potential common stock including outstanding stock options.

7. Recently Issued Accounting Standards

  In October 1997, the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition." SOP 97-2 provides guidance on the timing and amount of revenue recognition when licensing, selling, leasing or otherwise marketing computer software and is effective for transactions entered into by the Company beginning on January 1, 1998. The Company adopted SOP 97-2 for the year ended December 31, 1998. Subsequently, in March 1998, AcSEC issued SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition." SOP 98-4 deferred certain provisions of SOP 97-2 pertaining to its requirements for what constitutes vendor-specific objective evidence ("VSOE") of the fair value of individual elements of a multiple-element arrangement for a one-year period. At the same time, AcSEC immediately began a project to further clarify the requirements surrounding VSOE. This project resulted in SOP 98-9, "Modification of SOP 97-2, 'Software Revenue Recognition,' with Respect to Certain Transactions," which was issued in December 1998. In SOP 98-9, AcSEC decided to retain the limitations on what is considered VSOE of fair value in a software arrangement, except in limited circumstances. Generally, the limitations on VSOE of fair value that were deferred by SOP 98-4 will be effective for transactions that are entered into in fiscal years beginning after March 15, 1999. The Company believes that its current revenue recognition policies and practices are consistent with the provisions of SOP 98-9. Accordingly, the adoption of this guidance has not materially affected its financial position or results of operations and is not expected to have a material impact in future periods.

                        PERITUS SOFTWARE SERVICES, INC.

  In February 1998, AcSEC issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 establishes the accounting for costs of software products developed or purchased for internal use, including when such costs should be capitalized. SOP 98-1, which became effective for the Company beginning January 1, 1999, does not have a significant impact on the Company's financial condition or results of operations.

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

8. Segment, Geographic, and Product Information

  The Company operates in one reportable segment under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," due to its centralized structure and single industry segment: software maintenance, tools and services. The Company currently derives its revenue from software maintenance outsourcing services, software and methodology licensing and other services (including direct delivery of Year 2000 renovation services and renovation quality evaluation ("RQE") sold directly to end users or indirectly via value added integrators. Information by geographic area at March 31, 1999 and 1998, is summarized below (in thousands):

                         Outsourcing Services      License Revenue      Other Services Revenue  Long-lived
                         Unaffilated Affilated Unaffilated Affiliated  Unaffiliated Affiliated    Assets
                         --------------------- ----------------------  -----------------------  ----------
March 31, 1999
United States........... $     1,853       --  $       1,359       --  $       1,455        --   $ 3,725
Foreign.................         --        --            --        --            --         --       --
                         ----------- --------- ------------- --------- ------------- ----------  -------
                         $     1,853       --  $       1,359       --  $       1,455        --   $ 3,725
                         =========== ========= ============= ========= ============= ==========  =======
March 31, 1998
United States........... $     2,049       --  $       4,085       --  $       2,652        --   $10,805
Foreign.................         128       445           --        --             74        --       119
                         ----------- --------- ------------- --------- ------------- ----------  -------
                         $     2,177 $     445 $       4,085       --  $       2,726        --   $10,924
                         =========== ========= ============= ========= ============= ==========  =======

  The geographic classification of revenue is determined based on the country in which the legal entity providing the services is located. Revenue from no single foreign country was greater than 10% of the consolidated revenues of the Company in quarters ended March 31, 1999 and 1998.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Overview and Going Concern Matters

  Peritus Software Services, Inc. (the "Company") was founded in 1991 to address the growing market for managing and maintaining the installed base of software in organizations. The Company focused its efforts on the delivery of software maintenance outsourcing services until 1995, when it began to devote significant resources to the development of software tools addressing the problems associated with mass changes to application systems and their associated databases, particularly the year 2000 problem. In 1996, the Company began licensing its AutoEnhancer/2000 software, which was designed to address the year 2000 problem, to value added integrators and directly to end users. In 1996, the Company expanded its research and development efforts through the acquisition of Vista Technologies Incorporated ("Vista"), a developer of computer-aided engineering software. In 1997, the Company expanded its product offerings by releasing an enhanced version of the AutoEnhancer/2000 software which enables a client to perform logic correction only changes with regard to year 2000 renovations, and through the acquisition of substantially all of the assets and the assumption of certain of the liabilities of the business of Millennium Dynamics, Inc. ("MDI"), a software tools company with year 2000 products for the IBM mainframe and AS/400 platforms, from American Premier Underwriters, Inc. ("APU").

  In response to changes in the markets for the Company's products and services, the Company emphasized the direct delivery of year 2000 renovation services and renovation quality evaluation ("RQE") services in the beginning of 1998, and also began to refocus business on software maintenance outsourcing services. As the market continued to shift from the Company's year 2000 products and services during the third quarter of 1998, the Company's overall strategy was to grow its software maintenance outsourcing business over the long term and to meet its clients needs for year 2000 renovation services and RQE services. In July 1998, the Company announced its software maintenance outsourcing offerings, "Software Asset Maintenance for Software Providers" and "Software Asset Maintenance for Information Systems", which are outsourcing solutions designed specifically for the manufacturers of system software and software products and for information technology departments that maintain application software, respectively.

  In the second half of 1998, the overall market for the year 2000 tools and services of the Company contracted dramatically, resulting in substantial financial losses, and, in response, the Company substantially reduced its workforce in September and December of 1998. As a result of the Company's degraded financial condition, the Company began encountering major obstacles in obtaining new outsourcing business. Since most outsourcing engagements are multi-year and involve critical applications, prospective new clients, although interested in the capabilities and technology of the Company, were reluctant or unwilling to commit to contracts. In addition, existing outsourcing customers were and may continue to be unwilling to renew existing contracts based on their own business requirements and/or because of the Company's degraded financial condition. Based upon its continued difficulties, the Company announced an additional reduction in workforce in March 1999 and has experienced significant voluntary attrition in its workforce.

  The Company's current strategy is to minimize expenses, while preserving its principal saleable assets: its outsourcing business and its technology. Along with Covington Associates, its investment banker, the Company is actively pursuing strategic relationships with an emphasis on the sale of all or parts of its assets. The Company is continuing to selectively pursue sales of its software tools. The Company is also focusing on renewing its existing outsourcing contracts and licensing its methodologies and providing limited consulting services. The Company continues to support its existing software customers and continues to offer very limited year 2000 services based on availability of resources.

  The Company experienced net losses in the years ended December 31, 1997 and 1998, and the quarter ended March 31, 1999, which raise doubt about its ability to continue as a going concern. Based on the Company's existing fixed cost commitments, its limited cash resources, and the reluctance of new and existing customers to commit to long-term outsourcing engagements, the Company does not anticipate that it will be able to achieve a cash flow breakeven position in the future and is considering various alternatives including the possibility of filing for the protection from creditors or liquidation under applicable bankruptcy laws. However, the Company will continue to attempt to achieve a cash flow breakeven position at the same time it seeks potential buyers.

  The Company currently derives its revenue from software maintenance outsourcing services, software and methodology licensing and other services sold directly to end users and its clients include primarily Fortune 1000 companies and similarly sized business and government organizations worldwide. The Company's current sales organization includes two employees. In addition, the Company has engaged a few of its former sales representatives as sales agents.

Three Months Ended March 31, 1999 Compared To Three Months Ended March 31,
1998

 Revenue

  Total revenue decreased 50.5% to $4,667,000 in the three months ended March 31, 1999 from $ 9,433,000 in the three months ended March 31, 1998. This decrease in revenue was primarily due to a decrease in the licensing of the Company's AutoEnhancer/2000 and Vantage YR2000 software products and other software tools as well as from decreases in other services revenue and, to a lesser extent, outsourcing services revenue. International revenue decreased 70.9% to $560,000 in 1999 from $1,924,000 in 1998. The reduction was primarily attributable to the divestiture of the Company's equity interest in its majority-owned Spanish Subsidiary, Persist, S.A. ("Persist"), and a reduction in license revenue from other international clients.

  Outsourcing Services. Outsourcing services revenue decreased 29.3% to $1,853,000 in the three months ended March 31, 1999 from $2,622,000 in the three months ended March 31, 1998. The decrease in outsourcing services revenue in absolute dollars was primarily attributable to the divestiture of Persist, and the termination of an Engineering Consulting Services Agreement between the Company and one of its clients that specifically provided that the client could terminate the Agreement for convenience on 180 days notice. As a percentage of total revenue, outsourcing services revenue increased to 39.7% in the three months ended March 31, 1999 from 27.8% for the three months ended March 31, 1998. The increase in outsourcing services revenue as a percentage of total revenue reflects the decreased contribution of license revenue to total revenue during the three months ended March 31, 1999 when compared to the same period in the prior year. Outsourcing services remain a major component of the Company's business. However, due to the Company's degraded financial condition, the Company anticipates that it will not be able to attract new outsourcing customers. In addition, existing outsourcing customers have been and may continue to be unwilling to renew existing contracts based on their own business requirements and/or because of the Company's degraded financial condition. The Company, therefore, anticipates a significant reduction in revenue from outsourcing services in the future.

  License. License revenue decreased 66.7% to $1,359,000 in the three months ended March 31, 1999, or 29.1% of total revenue, compared to $4,085,000, or 43.3% of total revenue, in the three months ended March 31, 1998. The decrease in license revenue for 1999 in absolute dollars was primarily attributable to a decrease in the delivery of licensed software to end users and decreased license fees from value added integrators. The market for the Company's year 2000 tools significantly eroded in 1998 and the Company anticipates limited year 2000 related license revenue in the future. The Company will continue to pursue licenses of its tools associated with outsourcing.

  Other Services. Other services revenue decreased 46.6% to $1,455,000 in the three months ended March 31, 1999 from $2,726,000 in the three months ended March 31, 1998. As a percentage of total revenue, other services revenue increased to 31.2% in the three months ended March 31, 1999 from 28.9% in the three months ended March 31,1998. The decrease in other services revenue in absolute dollars was primarily attributable to a decrease in direct delivery, consulting and client support services relating to the Company's year 2000 products and services. Given the reduction in demand for its year 2000 services and the reduction in internal resources announced at the end of March 1999, the Company anticipates significant reductions in its year 2000 related service revenue in the future.

Cost of Revenue

  Cost of Outsourcing Services Revenue. Cost of outsourcing services revenue consists primarily of salaries, benefits and overhead costs associated with delivering outsourcing services to clients. The cost of outsourcing services revenue decreased 8.9% to $1,923,000 in the three months ended March 31, 1999 from $2,111,000 for the three months ended March 31, 1998. Cost of outsourcing services revenue as a percentage of outsourcing services revenue increased to 103.8% in the three months ended March 31, 1999 from 80.5% in the three months ended March 31, 1998. Costs exceeded revenue in the first quarter of 1999 as a result of additional costs being expended in anticipation of and to generate new business that did not materialize. In addition, the Company expended costs in connection with an agreement with Micah Technology Services, Inc. ("Micah") for which it received no payments. The Company has filed a lawsuit against Micah to attempt to recover amounts due under such agreement See "Part II-Item
3. Legal Proceedings." The Company has taken action to reduce its outsourcing costs in the future.

  Cost of License Revenue. Cost of license revenue consists primarily of amortization of expense of intangibles related to the MDI acquisition and salaries, benefits and related overhead costs associated with license-related materials packaging and freight. Cost of license revenue was $96,000 in the three months ended March 31, 1999, or 7.1% of license revenue. Cost of license revenue was $536,000, or 13.1% of license revenue, in the three months ended March 31, 1998. The decrease in cost of license revenue was primarily related to the reduction of amoritization expense of intangibles related to the MDI acquisition as a result of the impairment charge recorded against the MDI related intangibles by the Company in the third quarter of 1998.

  Cost of Other Services Revenue. Cost of other services revenue consists primarily of salaries, benefits and related overhead costs associated with delivering other services to clients. Cost of other services revenue decreased 58.1% to $1,028,000 in the three months ended March 31, 1999 from $2,453,000 in the three months ended March 31, 1998. Cost of other services revenue as a percentage of other services revenue decreased to 70.7% in the three months ended March 31, 1999 from 90.0% in the three months ended March 31, 1998. Costs decreased in absolute dollars in the three months ended March 31, 1999 due to reduced staffing for the Company's client support, training and consulting organizations related to fewer customers for the Company's year 2000 products and services, including year 2000 renovations and RQE services. The Company has taken action to reduce its future cost of other services in anticipation of significant reductions in other services revenue in the future.

Operating Expenses

  Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and related overhead costs for sales and marketing personnel; sales referral fees to third parties; advertising programs; and other promotional activities. Sales and marketing expenses decreased 66.2% to $1,050,000 in the three months ended March 31, 1999 from $3,109,000 in the three months ended March 31, 1998. As a percentage of total revenue, sales and marketing expenses decreased to 22.5% in the three months ended March 31, 1999 from 33.0% in the three months ended March 31, 1998. The decrease in expenses in absolute dollars and as a percentage of revenue was primarily attributable to significant decreases in staffing, commissions and promotional activities. As a result of actions announced at the end of March 1999, the Company anticipates dramatically reduced sales and marketing expenses in the future.

  Research and Development. Research and development expenses consist primarily of salaries, benefits and related overhead costs for engineering and technical personnel and outside engineering consulting services associated with developing new products and enhancing existing products. Research and development expenses decreased 84.6% to $470,000 in the three months ended March 31, 1999 from $3,044,000 in the three months ended March 31, 1998. As a percentage of total revenue, research and development expenses decreased to 10.1% in the three months ended March 31, 1999 from 32.3% in the three months ended March 31, 1998. The decrease in research and development expenses in absolute dollars was primarily attributable to dramatically reduced staffing for the product development efforts for the Company's year 2000 products and services, mass change technologies and other software tools.

  General and Administrative. General and administrative expenses consist primarily of salaries and related costs for the finance and accounting, human resources, legal services, information systems and other administrative departments of the Company, as well as legal and accounting expenses and the amortization of intangible assets associated with the Vista acquisition. The cost of excess space was also charged to general and administrative expense in the first quarter of 1999. General and administrative expenses increased 1.7% to $1,776,000 in the three months ended March 31, 1999 from $1,747,000 in the three months ended March 31, 1998. As a percentage of total revenue, general and administrative expenses increased to 38.1% in the three months ended March 31, 1999 from 18.5% in the three months ended March 31, 1998. The increase in general and administrative expenses in absolute dollars was primarily due to the cost of excess space and increased legal and accounting fees.

  Restructuring Charge On March 29, 1999, the Company announced its intention to restructure. The restructure plan was finalized on March 31, 1999 and the Company recorded a charge of $291,000 consisting of severance payments associated with the termination of approximately 30% of the Company's employees, representing substantially all of its sales, marketing and year 2000 delivery personnel (40 employees). Payments related to terminated employees are expected to be completed by May 28, 1999. The Company has estimated that the restructuring will result in a quarterly reduction of approximately $1,000,000 in salary and related costs beginning in the third quarter of 1999.

  The amounts accrued to and payments against the restructuring accrual during the first quarter of 1999 and the composition of the remaining balance at March 31, 1999 were as follows:

                               Balance         Q1 1999     Q1 1999     Balance
                          December 31, 1998    Accrual     Payments March 31, 1999
                          ----------------- -------------- -------- --------------
                                            (in thousands)
Provision for severance
 and benefit payments to
 terminated employees...       $  536            $291       $(212)      $  615
Provisions related to
 closure of facilities
 and reduction of
 occupied space.........        2,144             --         (361)       1,783
                               ------            ----       -----       ------
Total...................       $2,680            $291       $(573)      $2,398
                               ======            ====       =====       ======

  As of March 31, 1999, $1,402,000 of the remaining balance of the restructuring accrual is expected to be paid by March 31, 2000 with the remaining balance of $996,000 being paid thereafter.

 Interest Income (Expense), Net

  Interest income and expense is primarily comprised of interest income from cash balances, partially offset by interest expense on debt. The Company had interest income, net, of $8,000 in the three months ended March 31, 1999 compared to interest income, net, of $160,000 in the three months ended March 31, 1998. This change in interest income, net, was primarily attributable to reduced interest income derived from declining cash balances resulting from the Company's continued losses from operations.

 Provision for Income Taxes

  The Company's income tax provision was zero in each of the three months ended March 31, 1999 and 1998. The Company did not record a tax provision or benefit in the three months ended March 31, 1999 due to losses incurred.

 Minority Interest in Majority-owned Subsidiary

  The minority interest in majority-owned subsidiary represents the equity interest in the operating results of Persist, the Company's majority-owned Spanish subsidiary, held by stockholders of Persist other than the Company. The Company had no minority interest in majority-owned subsidiary in the three months ended March 31, 1999 since it divested its minority interest in July 1998.

Liquidity And Capital Resources

  The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. However, the Company experienced net losses in the years ended December 31, 1997 and 1998, and the quarter ended March 31, 1999, which raise doubt about its ability to continue as a going concern. The Company's cash flow requirements depend on the results of future operations and the Company's continued existence is dependent upon its ability to achieve a cash flow breakeven position and/or to obtain additional sources of financing. There can be no assurance that the Company will achieve a cash flow breakeven position or that it will be able to raise additional funds through bank borrowings and/or debt and/or equity financings. The Company announced a restructuring plan in March, 1999 to further reduce its expenses which included the elimination of approximately 40 employees in the areas of sales, marketing and year 2000 delivery. The Company has also experienced significant voluntary attrition due to its degraded financial condition. The Company is also exploring strategic initiatives to raise additional funds.

  Further reductions in expenses or the sale of assets may not be adequate to bring the Company to a cash breakeven position. In addition, there can be no assurance that such actions will not have an adverse affect on the Company's ability to generate revenue or successfully implement any strategic alternatives under consideration. Failure to establish a cash flow breakeven position or raise additional funds through bank borrowings and/or equity and/or debt financing would adversely impact the Company's ability to continue as a going concern. The Company does not believe it will be able to achieve a cash flow breakeven position in the future and is considering various alternatives including the possibility of filing for the protection against creditors or liquidation under applicable bankruptcy laws.

  The Company has financed its operations and capital expenditures primarily with the proceeds from sales of the Company's convertible preferred stock and common stock, borrowings, and advance payments for services from clients. The Company's cash balances were $2,438,000 and $3,378,000 at March 31, 1999 and December 31, 1998, respectively. The Company's working capital (deficit) was $(16,000) and $1,805,000 at March 31, 1999 and December 31, 1998,
respectively.

  The Company's operating activities used cash of $63,000 and $1,274,000 during the three months ended March 31, 1999 and 1998, respectively. The Company's use of cash during the three months ended March 31, 1999 was primarily caused by a net loss of $1,959,000 less non-cash depreciation and amortization expense of $433,000, an increase in other assets of $223,000, a decrease in deferred revenue of $779,000, a decrease in the current portion of accrued restructuring of $282,000, and a decrease in other accrued liabilities of 200,000. These decreases were partially offset by a decrease in accounts receivable of $2,093,000, a decrease in prepaid expenses and other current assets of $264,000, the receipt of an advance payment from a customer of $289,000, and the increase in billings in excess of costs and estimated earnings on uncompleted contracts of $373,000.

  The Company used cash of $577,000 and $1,084,000 for investing activities during the three months ended March 31, 1999 and 1998, respectively. Investing activities in the three months ended March 31, 1999 consisted principally of the purchases of short-term investments.

  The Company's financing activities provided cash of $270,000 and $842,000 during the three months ended March 31, 1999 and 1998, respectively. Financing activities in the three months ended March 31, 1999 primarily reflect a decrease in the amount of restricted cash of $569,000 partially offset by principal payments on long-term debt of $269,000.

  In September 1996, the Company obtained a revolving line of credit facility from a bank which bore interest at the bank's prime rate plus 0.5%. The line of credit expired and all borrowing was paid in full on September 30, 1998. In addition to this line of credit, the Company also entered into an equipment financing agreement in September 1996. Under this agreement, the bank agreed to provide up to $1,500,000 for the purchase of certain equipment (as defined by the agreement) through June 30, 1997. Ratable principal and interest payments were payable during the period July 1, 1997 through June 1, 2000, and bore interest at the bank's prime rate plus 1%. Both of these agreements required the Company to comply with certain financial covenants and were secured by all of the assets of the Company. The bank notified the Company in October, 1998 that the Company was in default under its line of credit facility and equipment financing agreement and requested that the Company provide cash collateral for the amount of equipment financing outstanding and provide cash collateral for a $300,000 standby letter of credit issued by the bank. The Company provided cash collateral for all amounts outstanding under the equipment financing agreement in December 1998 and for the $300,000 letter of credit in October 1998. The letter of credit was drawn upon and the equipment financing debt was paid in the first quarter of 1999. There were no borrowings outstanding under the revolving credit facility and under the equipment financing agreement at March 31, 1999. In 1998, the bank indicated that it would not renew or further extend the Company's revolving credit facility. There can be no assurance that the Company will be able to raise additional funds through bank borrowings and/or debt and/or equity financings.

  To date, the Company has not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. Excess cash has been, and the Company contemplates that it will continue to be, invested in interest-bearing, short-term investment grade securities.

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

Recently Issued Accounting Standards

  In October 1997, the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition." SOP 97-2 provides guidance on the timing and amount of revenue recognition when licensing, selling, leasing or otherwise marketing computer software and is effective for transactions entered into by the Company beginning on January 1, 1998. The Company adopted SOP 97-2 for the year ended December 31, 1998. Subsequently, in March 1998, AcSEC issued SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition." SOP 98-4 deferred certain provisions of SOP 97-2 pertaining to its requirements for what constitutes vendor-specific objective evidence ("VSOE") of the fair value of individual elements of a multiple-element arrangement for a one-year period. At the same time, AcSEC immediately began a project to further clarify the requirements surrounding VSOE. This project resulted in SOP 98-9, "Modification of SOP 97-2, 'Software Revenue Recognition,' with Respect to Certain Transactions," which was issued in December 1998. In SOP 98-9, AcSEC decided to retain the limitations on what is considered VSOE of fair value in a software arrangement, except in limited circumstances. Generally, the limitations on VSOE of fair value that were deferred by SOP 98-4 will be effective for transactions that are entered into in fiscal years beginning after March 15, 1999. The Company believes that its current revenue recognition policies and practices are consistent with the provisions of SOP 98-9. Accordingly, the adoption of this guidance has not materially affected its financial position or results of operations and is not expected to have a material impact in future periods.

  In February 1998, AcSEC issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 establishes the accounting for costs of software products developed or purchased for internal use, including when such costs should be capitalized. SOP 98-1, which became effective for the Company beginning January 1, 1999 does not have a significant impact on the Company's financial condition or results of operations.

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

Factors That May Affect Future Results

 Failure to Achieve Cash Flow Breakeven/Strategic Initiatives

  The Company's ability to achieve a cash flow breakeven position is critical for achieving financial stability. The Company does not believe that it will be able to achieve a cash flow breakeven and is considering various alternatives including the possibility of filing for the protection against creditors or liquidation under applicable bankruptcy laws. Further reductions in expenses or the sale of assets may not be sufficient to bring the Company to a cash breakeven position. In addition, there can be no assurance that any actions taken to sell assets or reduce expenses will not have a material adverse impact on the Company's ability to generate revenue or successfully implement any strategic alternatives under consideration. Failure to establish a cash flow break even position or raise additional funds through bank borrowings and/or equity and/or debt financings, has and will continue to adversely impact the Company's ability to continue as a going concern.

 Financing

  In 1998, the Company's bank indicated that it would not renew or further extend the Company's revolving credit facility. There can be no assurance that the Company will be able to successfully negotiate a borrowing arrangement with a bank or obtain additional funds through equity and/or debt financings. Failure to establish a cash flow break even position or raise additional funds through bank borrowings and/or equity and/or debt financings will continue to adversely impact the Company's ability to continue as a going concern.

 Over the Counter Listing

  The Company's common stock trades on the OTC Bulletin Board which has certain continued listing criteria. Failure to meet those listing requirements may result in the Company being de-listed. There can be no assurance that the Company will not be de-listed. Trading of the common stock is conducted in the over-the-counter market which could make it more difficult for an investor to dispose of, or obtain accurate quotations as to the market value of, the common stock. In addition, there are additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors. For transactions covered by this rule, the broker-dealer must make a special suitability determination for the purchaser and must have received the purchaser's written consent to the transaction prior to sale. Consequently, delisting, if it occurred, may affect the ability of broker-dealers to sell the Company's common stock and the ability of the stockholders to sell their common stock. In addition, if the trading price of the common stock is below $5.00 per share, trading in the common stock would also be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associate therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the common stock, which could severely limit the market liquidity of the common stock and the ability of purchasers in this offering to sell the common stock in the secondary market.

 Revenue Risk

  The Company's current strategy is to minimize expenses, while preserving its principal saleable assets: its outsourcing business and its technology. Along with Covington Associates, its investment banker, the Company is actively pursuing strategic relationships with an emphasis on the sale of all or parts of its assets. The Company is continuing to selectively pursue sales of its software. The Company is also focusing on renewing its existing outsourcing contracts and licensing its methodology and providing limited consulting services. However, due to its degraded financial condition, the Company anticipates that it will not be able to attract new outsourcing customers. In addition, existing outsourcing customers have been and may continue to be unwilling to renew existing outsourcing contracts based on their own business requirements and/or because of the Company's degraded financial condition, there can be no assurance that this current strategy will generate revenues sufficient for the Company to achieve a cash flow breakeven position.

 Litigation Risk

  The future course of the class action claims against the Company described in footnote 2 to the consolidated financial statements could have a material adverse impact on the Company's financial condition and results of operations in the period in which the litigation is resolved.

 Potential Fluctuations in Quarterly Performance

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

  1. The Company's Products. In some cases, the Company warrants to its clients that its software will be year 2000 compliant generally subject to certain limitations or conditions. The Company also provides solutions consisting of products and services to address the year 2000 problem involving key aspects of a client's computer systems. A failure in a client's system or failure of the Company's software to be year 2000 compliant would result in substantial damages and therefore have a material adverse effect on the Company's business, financial condition and results of operations. Although the Company does not intend to adopt a formal Year 2000 compliance program for its existing products it will use commercially reasonable efforts to make new products Year 2000 compliant. There can be no assurance that these future efforts will be successful.

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

  The Company has substantially completed the formulation of its plan for assessing its internal programs and systems and the programs and systems of the entities with whom it has commercial relationships by the end of the second quarter of 1999 and it expects to identify the related risks and uncertainties by the end of the third quarter of 1999. Once such identification has been completed, the Company intends to resolve any material risks and uncertainties that are identified by communicating further with the relevant vendors and providers, by working internally to identify alternative sourcing and by formulating contingency plans to deal with such material risks and uncertainties. To date, however, the Company has not formulated such a contingency plan. The Company expects the resolution of such material risks and uncertainties to be an ongoing process until all key year 2000 problems are satisfactorily resolved. The Company does not currently anticipate that the total cost of any Year 2000 remediation efforts that may be needed will be material.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  As of March 31, 1999, the Company was exposed to market risks which primarily include changes in U.S. interest rates. The Company maintains a significant portion of its cash and cash equivalents in financial instruments with purchased maturities of three months or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments, an immediate increase in interest rates would not have a material effect of the Company's financial condition or results of operations.

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

  On January 8, 1999, the plaintiffs filed a Consolidated Amended Complaint applicable to all previously filed actions. The Consolidated Amended Complaint alleges a class period of October 22, 1997 through October 26, 1998 and principally claims that the Company and three of its former officers violated federal securities laws by purportedly making false and misleading statements (or omitting material information) concerning the MDI acquisition and the Company's revenue during the proposed class period, thereby allegedly causing the value of the Company's stock to be artificially inflated. Previously stated claims against the Company and its underwriters alleging violations of the federal securities laws as a result of purportedly inadequate or incorrect disclosure in connection with the Company's initial public offering were not included in the Consolidated Amended Complaint. The Company and the individual defendents filed motions to dismiss the Consolidated and Amended Complaint on March 5, 1999. Oral arguments on the motions were held on April 21, 1999 and the court has taken the matter under advisement.

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

  On or about April 28, 1999, the Company filed a lawsuit in the United States District Court for the District of Massachusetts against Micah Technology Services, Inc. and Affiliated Computer Services, Inc. (collectively, "Micah"). The lawsuit principally alleges that Micah breached its contract with the Company by failing to pay for services performed by the Company under such contract. The lawsuit further alleges that since Micah was unjustly enriched by the services performed by the Company, the Company is entitled to recovery based on quantum meruit, and that Micah engaged in unfair and/or deceptive trade practices or acts in violation of Massachusetts General Laws Chapter 93A by allowing the Company to perform services when Micah did not pay for such services. The lawsuit seeks unspecified damages on the breach of contract and quantum meruit claims and double or triple damages on the Chapter 93A claim. The Company has not yet received Micah's answer to the lawsuit.

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

Exhibit 11. Statement re computation of per share earnings
Exhibit 27. Financial Data Schedule

  (b) Reports on Form 8-K:

  A Current Report on Form 8-K dated February 3, 1999 was filed by the Company on February 11, 1999. The Company reported under Item 5 (Other Events) that, on February 3, 1999, the Nasdaq Qualifications Listing Panel determined to delist the Company's securities from the Nasdaq Stock Market on such date.

  A Current Report on Form 8-K dated February 18, 1999 was filed by the Company on March 3, 1999. The Company reported under Item 5 (Other Events) that, on February 18, 1999, the Company announced its financial results for the quarter and year ended December 31, 1998 and the engagement of Covington Associates to render financial advisory and investment banking services.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 24, 1999

                                          Peritus Software Services, Inc.

                                                   /s/ John D. Giordano
                                          By:__________________________________
                                                     John D. Giordano
                                            President, Chief Executive Officer
                                                and Chief Financial Officer
                                               (Principal Financial Officer)

                        PERITUS SOFTWARE SERVICES, INC.

                                   FORM 10-Q

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                 EXHIBIT INDEX

 Exhibit No. Description
 ----------- -----------
     11      Statement Re computation of net loss per common share
     27      Financial Data Schedule