Form 10-Q
period 1999-06-30
PERITUS SOFTWARE SERVICES INC
filed 1999-08-11
CIK 1011632

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 1999.

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes [x]  No [  ]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                  Shares outstanding
                                  ----------------------------------
TITLE OF CLASS                    AT  AUGUST 6, 1999
--------------------------------  ----------------------------------
Common Stock, $0.01 par value     16,673,975

                         PERITUS SOFTWARE SERVICES INC.

                                   FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999


                               TABLE OF CONTENTS


                                                                                                         Page
                                                                                                        ------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements
  Consolidated Balance Sheet as of June 30, 1999 and December 31, 1998................................       3
  Consolidated Statement of Operations for the Three and Six Months Ended June 30, 1999
    and 1998..........................................................................................       4
  Consolidated Statement of Cash Flows for the Six Months Ended June 30, 1999
    and 1998..........................................................................................       5
  Notes to Unaudited Consolidated Financial Statements................................................       6
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.......      11
Item 3.   Quantitative and Qualitative Disclosures about Market Risk..................................      22

PART II.   OTHER INFORMATION

Item 1.   Legal Proceedings...........................................................................      23
Item 2.   Changes in Securities and Use of Proceeds...................................................      23
Item 6.   Exhibits and Reports on Form 8-K............................................................      24
Signatures............................................................................................      25


   From time to time, information provided by the Company or statements made by its employees may contain ''forward-looking'' statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words ''believes'', ''anticipates'', ''plans'', ''expects'', and similar expressions are intended to identify forward-looking statements.

  This Quarterly Report on Form 10-Q may contain forward looking statements which involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in such statements. Certain factors that could cause such a difference include, without limitation, the risks specifically described in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, as amended, Quarterly Report on Form 10-Q for the Quarter ended March 31, 1999 and other public documents, filed by the Company with the Securities and Exchange Commission (the ''Commission''), which factors are incorporated herein by reference, the factors listed below in ''Factors That May Affect Future Results'' and other factors such as the Company's failure to achieve cash flow breakeven/strategic initiatives, financing, over the counter listing, revenue risk, litigation risk, limited operating history, potential fluctuation in quarterly performance, the need to develop additional products and services, the concentration of clients and credit risk, the impact of competitive products and services and pricing, competition for qualified technical personnel, the offering of fixed-price, fixed time-frame contracts rather than contracts on a time and materials basis, the potential for contract liability related to the provision of year 2000 and other products and services, the potential for software errors or bugs in the Company's products, limited protection of proprietary rights, dependence on third party technology, rapid technological change, dependence on Indian offshore software development centers, the impact of the government regulation of immigration, product or services demand and market acceptance risks, product development and services capacity, commercialization and technological difficulties, capacity and supply constraints or difficulties and the effect of general business or economic conditions.

                        PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

                        PERITUS SOFTWARE SERVICES, INC.

                          CONSOLIDATED BALANCE SHEET
                 (In Thousands, Except per Share-related Data)
                                  (UNAUDITED)



                                                                                                      June 30,       December 31,
                                                                                                        1999             1998
                                                                                                     ---------        ---------
                                     ASSETS
Current Assets:
     Cash and cash equivalents ...................................................................   $   1,410        $   2,809
     Restricted cash .............................................................................        --                569
     Short-term investments ......................................................................       1,126              500
     Accounts receivable, net of allowance for doubtful accounts of $335 and $726, respectively, and including amounts receivable from related parties of $0 and $42,
       respectively ..............................................................................       1,175            3,720
     Costs and estimated earnings in excess of billings on uncompleted contracts .................         457              951
     Prepaid expenses and other current assets ...................................................         197              816
                                                                                                     ---------        ---------

          Total Current Assets ...................................................................       4,365            9,365
Property and equipment, net ......................................................................       2,213            3,848
Intangible and other assets, net .................................................................         562              510
                                                                                                     ---------        ---------
          Total Assets ...........................................................................   $   7,140        $  13,723
                                                                                                     =========        =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of capital lease obligations .....................................................   $      91        $      90
Current portion of long-term  debt ...............................................................        --                269
Accounts payable .................................................................................         183              462
Customer advance .................................................................................         296             --
Billings in excess of costs and estimated earnings on
uncompleted contracts ............................................................................         557              435
Deferred revenue .................................................................................         424            1,890
Other accrued expenses and other current liabilities .............................................       2,306            4,414
                                                                                                     ---------        ---------
          Total Current Liabilities ..............................................................       3,857            7,560
Capital lease obligations ........................................................................         233              286
Long-term restructuring ..........................................................................         675            1,067
                                                                                                     ---------        ---------
          Total Liabilities ......................................................................       4,765            8,913
                                                                                                     ---------        ---------
STOCKHOLDERS' EQUITY:
Common stock, $.01 par value; 50,000,000 shares authorized; 16,673,975 and 16,344,985 shares
issues and outstanding at June 30, 1999 and December 31, 1998, respectively ......................         167              164
Additional paid-in capital .......................................................................     105,190          105,135
Accumulated deficit ..............................................................................    (102,975)        (100,488)
Accumulated other comprehensive loss .............................................................          (7)              (1)
                                                                                                     ---------        ---------
          Total Stockholders' Equity .............................................................       2,375            4,810
                                                                                                     ---------        ---------
          Total Liabilities and Stockholders' Equity .............................................   $   7,140        $  13,723
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

                        PERITUS SOFTWARE SERVICES, INC.


                      CONSOLIDATED STATEMENT OF OPERATIONS
                 (In Thousands, Except Per Share-related Data)
                                  (UNAUDITED)


                                                                                            Three Months              Six Months
                                                                                                Ended                   Ended
                                                                                              June 30,                 June 30,
                                                                                        -----------------         ----------------
                                                                                        1999         1998         1999        1998
                                                                                        ----         ----         ----        ----
REVENUE:
  Outsourcing services, including $0, $1,034, $0 and
    $2,248 from related parties, respectively.......................................  $1,639       $2,793       $3,492      $5,415
  License, including $0, $277, $0 and $277 from related
    parties, respectively...........................................................     429        3,754        1,788       7,839
Other services, including $0, $317, $0 and $317 from
    related parties, respectively...................................................   1,045        4,536        2,500       7,262
                                                                                      ------       ------       ------      ------
          Total Revenue:............................................................   3,113       11,083        7,780      20,516
                                                                                      ------       ------        -----      ------
COST OF REVENUE:
  Cost of outsourcing services, including $0, $421, $0
    and $1,134 from related parties, respectively...................................   1,251       1,896         3,174       4,007
  Cost of license...................................................................      51         510           147       1,046
  Cost of other services, including $0, $56, $0 and $56
    from related parties, respectively..............................................     655       2,632         1,683       5,085
                                                                                       -----       -----         -----       -----
          Total Cost of Revenue:....................................................   1,957       5,038         5,004      10,138
                                                                                       -----       -----         -----      ------
          Gross Profit:.............................................................   1,156       6,045         2,776      10,378
                                                                                       -----       -----         -----      ------
OPERATING EXPENSES:
  Sales and marketing...............................................................     205       3,266         1,255       6,375
  Research and development..........................................................     344       2,001           814       5,045
  General and administrative........................................................     707       1,301         2,483       3,048
  Impairment of long-lived assets...................................................     754           -           754           -
  Restructuring charge..............................................................    (296)      1,439            (5)      1,439
                                                                                        ----       -----         -----       -----
          Total Operating Expenses..................................................   1,714       8,007         5,301      15,907
                                                                                       -----       -----         -----      ------
Loss from Operations................................................................    (558)     (1,962)       (2,525)     (5,529)
Interest income, net................................................................      30         185            38         345
                                                                                        ----      ------        ------      ------
Loss before income taxes and minority interest in majority-owned
    subsidiary......................................................................    (528)     (1,777)       (2,487)    (5,184)
Provision for income taxes..........................................................       -          25             -         25
                                                                                        ----      ------        ------     ------
Loss before minority interest in majority-owned
    subsidiary......................................................................    (528)     (1,802)       (2,487)    (5,209)
Minority interest in majority-owned subsidiary......................................       -          37             -        (12)
                                                                                        ----      ------        ------     ------
        Net Loss....................................................................   $(528)    $(1,839)      $(2,487)   $(5,197)
                                                                                       =====     =======       =======    =======
Net Loss per common share:
  Basic.............................................................................  $(0.03)    $ (0.11)      $ (0.15)   $ (0.32)
                                                                                      ======      ======        ======     ======
  Diluted...........................................................................  $(0.03)     $(0.11)      $ (0.15)   $ (0.32)
                                                                                      ======      ======        ======     ======
Weighted average common shares outstanding:
  Basic.............................................................................  16,381      16,179        16,363     16,082
                                                                                      ======      ======        ======     ======
  Diluted...........................................................................  16,381      16,179        16,363     16,082
                                                                                      ======      ======        ======     ======


  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                        PERITUS SOFTWARE SERVICES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                  (UNAUDITED)

                                                                                                     Six Months Ended
                                                                                                         June 30,
                                                                                                    ------------------
                                                                                                     1999        1998
                                                                                                     ----        ----
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
Net loss..................................................................................          $(2,487)    $(5,197)
Adjustments to reconcile net loss to net cash used for operating activities:
  Depreciation and amortization...........................................................              934       1,660
  Minority interest in majority-owned subsidiary..........................................                -         (12)
  Impairment of long-lived assets.........................................................              754           -
  Changes in assets and liabilities:
     Accounts receivable..................................................................            2,545       3,230
     Costs and estimated earnings in excess of billings on uncompleted contracts..........              494        (236)
     Prepaid expenses and other current assets............................................              619        (885)
     Other assets.........................................................................             (188)        (52)
     Accounts payable.....................................................................             (279)       (680)
     Proceeds from customer advance.......................................................              296           -
     Billings in excess of costs and estimated earnings on uncompleted contracts..........              122         138
     Deferred revenue.....................................................................           (1,466)     (1,071)
     Other accrued expenses and current liabilities excluding accrued restructuring.......           (1,602)       (103)
     Accrued restructuring................................................................             (898)       (567)
                                                                                                    -------     -------
                 Net cash used for operating activities ..................................           (1,156)     (3,775)
                                                                                                    -------     -------
Cash flows from investing activities:
  Purchase of short-term investments......................................................             (626)     (1,000)
  Proceeds from sale of property and equipment............................................              117           -
  Purchases of property and equipment.....................................................              (34)     (2,415)
                                                                                                    -------     -------
                 Net cash used for investing activities...................................             (543)     (3,415)
                                                                                                    -------     -------
Cash flows from financing activities:
  Restricted cash.........................................................................              569           -
  Principal payments on long-term debt....................................................             (269)       (146)
  Principal payments on capital lease obligations.........................................              (52)        (45)
  Proceeds from repayment of note receivable from stockholder.............................                -          58
  Proceeds from issuance of common stock net of issuance cost.............................               58       1,257
                                                                                                    -------     -------
                 Net cash provided by financing activities................................              306       1,124
                                                                                                    -------     -------
Effects of exchange rates on cash and cash equivalents....................................               (6)         11
                                                                                                    -------     -------
Net decrease in cash and cash equivalents.................................................           (1,399)     (6,055)
Cash and cash equivalents, beginning of period............................................            2,809      11,340
                                                                                                    -------     -------
Cash and cash equivalents, end of period..................................................          $ 1,410     $ 5,285
                                                                                                    =======     =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
     Cash paid for income taxes...........................................................              $24         $78
     Cash paid for interest...............................................................               23          34

  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                        PERITUS SOFTWARE SERVICES, INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



1.   BASIS OF PRESENTATION AND GOING CONCERN MATTERS

  The accompanying unaudited consolidated financial statements include the accounts of Peritus Software Services, Inc. and its subsidiaries (the ''Company'') and have been prepared by the Company without audit in accordance with the Company's accounting policies, as described in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1998, as filed with the Securities and Exchange Commission (''SEC''). In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which, other than the restructuring and asset impairment charges consist only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1998 Annual Report on Form 10-K, as amended. The operating results for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year ending December 31, 1999.

  The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. However, the Company experienced net losses of $2,487,000, $26,673,000 and $67,490,000 in the six months ended June 30, 1999 and in the years ended December 31, 1998 and December 31, 1997, respectively, which raise doubt about its ability to continue as a going concern. The Company's cash flow requirements will depend on the results of future operations. The Company's continued existence is dependent upon its ability to achieve a cash flow breakeven position and/or to obtain additional sources of financing. The Company has serious concerns that it will be unable to achieve a cash flow breakeven position in the future and the Company is considering various alternatives including the possibility of filing for the protection against creditors or liquidation under applicable bankruptcy laws. The Company announced its intention to restructure on March 29, 1999. The restructure plan was finalized on March 31, 1999 and included the elimination of approximately 40 employees. On April 2, 1999, the Company announced the details of its restructure plan that included a reduction in its workforce of approximately 40 people in the areas of sales, marketing and year 2000 delivery. The Company currently maintains its outsourcing service delivery resources and limited sales and year 2000 resources required to meet current support obligations. The Company's common stock is traded on the Over The Counter (''OTC'') Bulletin Board which has several requirements for listing. Failure to meet listing requirements may result in the Company being de-listed. There can be no assurance that the Company will not be de-listed.

  During 1998, the Company's bank indicated that it would not renew or further extend its revolving line of credit facility and demanded that cash collateral be provided for all amounts outstanding under its equipment financing agreement with the Company since the Company was in default of certain financial and operating covenants thereunder. At December 31, 1998, $269,000 and $300,000 of cash was pledged as collateral for all amounts outstanding under the equipment financing agreement and the standby letter of credit, respectively. Accordingly, these amounts have been classified as restricted cash on the accompanying Consolidated Balance Sheet. As of June 30, 1999, there were no amounts outstanding under the revolving credit facility or the equipment financing agreement. In March 1999, the Company announced that it had retained Covington Associates to render financial advisory and investment banking services in connection with exploring strategic alternatives including the potential sale of the Company. The engagement agreement was entered into in December 1998. The Company is also exploring strategic initiatives to raise additional funds or sell all or part of its assets. There can be no assurance that the Company will achieve a cash flow breakeven position or that it will be able to raise additional funds through bank borrowings and/or debt and/or equity financings. Further reductions in expenses or the sale of assets may not be adequate to bring the Company to a cash breakeven position. In addition, there can be no assurance that such actions will not have an adverse effect on the Company's ability to generate revenue or successfully implement any strategic alternatives under consideration. Failure to establish a cash flow breakeven position or raise additional funds through bank borrowings and/or equity and/or debt financings would adversely impact the Company's ability to continue as a going concern. The Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

2.   LEGAL PROCEEDINGS

  The Company and certain of its officers and directors were named as defendants in purported class action lawsuits filed in the United States District Court for the District of Massachusetts by Robert Downey on April 1, 1998, by Scott Cohen on April 7, 1998, by Timothy Bonnett on April 9, 1998, by Peter Lindsay on April 17, 1998, by Harry Teague on April 21, 1998, by Jesse Wijntjes on April 29, 1998, by H. Vance Johnson and H. Vance Johnson as Trustee for the I.O.R.D. Profit-Sharing Plan on May 6, 1998, by John B. Howard, M.D. on May 21, 1998 and by Helen Lee on May 28, 1998 (collectively, the ''complaints''). The complaints principally alleged that the defendants violated federal securities laws by making false and misleading statements and by failing to disclose material information concerning the Company's December 1997 acquisition of substantially all of the assets and assumption of certain liabilities of the Millennium Dynamics, Inc. (''MDI'') business from American Premier Underwriters, Inc., thereby allegedly causing the value of the Company's common stock to be artificially inflated during the purported class periods. In addition, the Howard complaint alleged a violation of federal securities laws as a result of the Company's purported failure to disclose material information in connection with the Company's initial public offering on July 2, 1997, and also named Montgomery Securities, Inc., Wessels, Arnold & Henderson, and H.C. Wainwright & Co., Inc. as defendants. The complaints further alleged that certain officers and/or directors of the Company sold stock in the open market during the class periods and sought unspecified damages.

   On or about June 1, 1998, all of the named plaintiffs and additional purported class members filed a motion for the appointment of several of those individuals as lead plaintiffs, for approval of lead and liaison plaintiffs' counsel and for consolidation of the actions. The Court granted that motion on June 18, 1998.

  On January 8, 1999, the plaintiffs filed a Consolidated Amended Complaint applicable to all previously filed actions. The Consolidated Amended Complaint alleges a class period of October 22, 1997 through October 26, 1998 and principally claims that the Company and three of its former officers violated federal securities laws by purportedly making false and misleading statements (or omitting material information) concerning the MDI acquisition and the Company's revenue during the proposed class period, thereby allegedly causing the value of the Company's stock to be artificially inflated. Previously stated claims against the Company and its underwriters alleging violations of the federal securities laws as a result of purportedly inadequate or incorrect disclosure in connection with the Company's initial public offering were not included in the Consolidated Amended Complaint. The Company and the individual defendents filed motions to dismiss the Consolidated Amended Complaint on March 5, 1999. Oral arguments on the motions were held on April 21, 1999 and the Court granted the Company's and the individual defendants' motions to dismiss pursuant to an order dated June 1, 1999. The plaintiffs have appealed the Court's order of dismissal. The Company intends to contest the appeal and support the Court's order of dismissal. The First Circuit Court of Appeals has indicated that the case may be ready for argument or submission in the January 2000 session.

  While the District Court has dismissed the Consolidated Amended Complaint, the First Circuit Court of Appeals could reinstate it. While the Company believes it would have meritorious defenses to the action if it were reinstated, an adverse resolution of the lawsuit could have a material adverse effect on the Company's financial condition and results of operations in the period in which the litigation is resolved. The Company is not able to reasonably estimate potential losses, if any, related to the Consolidated Amended Complaint.

   On or about April 28, 1999, the Company filed a lawsuit in the United States District Court for the District of Massachusetts against Micah Technology Services, Inc. and Affiliated Computer Services, Inc. (collectively, ''Micah''). The lawsuit principally alleges that Micah breached its contract with the Company by failing to pay for services performed by the Company under such contract. The lawsuit further alleges that since Micah was unjustly enriched by the services performed by the Company, the Company is entitled to recovery based on quantum meruit, and that Micah engaged in unfair and/or deceptive trade practices or acts in violation of Massachusetts General Laws ("M.G.L.") Chapter 93A by allowing the Company to perform services when Micah did not pay for such services. The lawsuit seeks unspecified damages on the breach of contract and quantum meruit claims and double or triple damages on the Chapter 93A claim. Micah has denied the Company's allegations and has filed a counterclaim against the Company principally alleging fraud, negligent misrepresentations, breach of contract and that the Company engaged in unfair and/or deceptive trade practices or acts in violation of M.G.L. Chapter 93A by its misrepresentations and breach of contract. The Company denied the allegations contained in Micah's counterclaim and intends to contest the counterclaim vigorously.

  In addition to the matters noted above, the Company is from time to time subject to legal proceedings and claims which arise in the normal course of its business. In the opinion of management, the amount of ultimate liability with respect to these other actions, currently known, will not have a material adverse effect on the Company's financial position or results of operations for the six months ended June 30, 1999.

3.   RESTRUCTURING CHARGE

  On March 29, 1999, the Company announced its intention to restructure. The restructure plan was finalized on March 31, 1999 and the Company recorded a charge of $291,000, consisting of severance payments associated with the termination of approximately 30% of the Company's employees representing substantially all of its sales, marketing and year 2000 delivery personnel (40 employees). Payments related to terminated employees were completed by May 28,
1999.   The Company has estimated that the restructuring will result in a quarterly reduction of approximately $1,000,000 in salary and related costs beginning in the third quarter of 1999.

   The amounts accrued to and payments against the accrued restructuring during the first quarter of 1999 and the composition of the remaining balance at March 31, 1999 were as follows:


                                                                   Balance        Q1 1999       Q1 1999         BALANCE
                                                              -----------------  ----------  -------------  ----------------
                                                              DECEMBER 31, 1998   ACCRUAL      PAYMENTS      MARCH 31, 1999
                                                              -----------------  ----------  -------------  ----------------
                                                                                      (IN THOUSANDS)
Provision for severance and benefit payments to
 terminated employees........................................            $  536        $291         $(212)            $  615
Provisions related to closure of facilities and reduction of
 occupied space..............................................             2,144           -          (361)             1,783
                                                                         ------        ----         -----             ------
  Total......................................................            $2,680        $291         $(573)            $2,398
                                                                         ======        ====         =====             ======

  In April of 1999, the Company decided to further reduce the amount of space it occupies in its Billerica, MA headquarters facility. The space consolidation was completed in the second quarter of 1999 and the Company increased the amount of space it is offering for sublease from 50,000 to 75,000 square feet. Accordingly, the Company recorded an additional restructure accrual of $517,000 consisting of the cost of lease expenses and real estate commissions associated with the additional vacated 25,000 square feet net of estimated sublease income. The Company has estimated that this additional restructuring will result in a quarterly reduction of $87,000 beginning in the third quarter of 1999. Payments and reclassifications during the second quarter of 1999 included a settlement payment of $136,000 associated with termination of the Company's leased facility in Cincinnati, Ohio and a $296,000 adjustment to reclassify the rent levelization accrual associated with the vacated space in its Billerica headquarters facility from other accrued expenses into the restructure accrual. At the end of the second quarter of 1999, the Company re-evaluated the estimated costs associated with its previous restructure charges based upon activity and experience to date. Based upon its revised estimates, the Company recorded a release of $813,000 from the restructure accrual. The combination of the second quarter accrual and the second quarter release resulted in a net favorable impact of $296,000 to the results of operations for the three months ended June 30, 1999.

  The amounts accrued to and released from and payments and adjustments made against the restructure accrual along with the composition of the remaining balance at June 30, 1999 were as follows:

                                                      BALANCE           Q2 1999        Q2 1999  Q2 1999      BALANCE
                                                   --------------  ------------------  -------  --------  -------------
                                                   MARCH 31, 1999      PAYMENTS/       ACCRUAL  RELEASE   JUNE 30, 1999
                                                   --------------  ------------------  -------  --------  -------------
                                                                   RECLASSIFICATIONS
                                                                   ------------------
Provision for severance and benefit payments to
terminated employees.............................          $  615          $(425)         $  -    $ (75)      $  115
Provisions related to closure of facilities and
reduction of occupied space......................           1,783            105           517     (738)       1,667
                                                           ------          -----          ----    -----       ------

Total............................................          $2,398          $(320)         $517    $(813)      $1,782
                                                           ======          =====          ====    =====       ======

  As of June 30, 1999, $1,107,000 of the remaining balance of the restructure accrual is expected to be paid by June 30, 2000 with the remaining balance of $675,000 being paid thereafter.

4.  IMPAIRMENT OF LONG-LIVED ASSETS

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

  In June 1999, as a result of the continuing downsizing of the Company's operations and continuing decline in operating results, the Company reviewed the carrying amount of its property and equipment and committed to a plan to dispose certain of its assets, primarily excess computer equipment and furniture relating to the restructured operations, either by sale or by abandonment. The plan is expected to be completed by September 30, 1999. The fair value of the assets to be disposed of was measured at management's best estimate of salvage value, by using the current market values or the current selling prices for similar assets. Costs to sell are not expected to be significant. Based upon management's review, the carrying amount of assets having a net book value of $1,143,000 was written-down to a total amount of $389,000, representing the lower of carrying amount or fair value (salvage value) and the Company recorded an impairment charge totaling $754,000. The assets to be disposed of are not depreciated or amortized while they are held for disposal and the reduction in depreciation expenses resulting from this write-down is approximately $82,000 on a quarterly basis beginning in the third quarter of 1999. Management's estimates of the impairment charges discussed above required an evaluation of various alternatives, risks and uncertainties. Although management has made its best estimate of these factors based on current conditions and expected trends and events, it is reasonably possible that changes could occur in the near term
which could adversely affect management's estimates.   If such changes occur,
asset impairment write-downs could be required in the future and such write-downs could be material to the Company's financial statements.

5.   OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES

  Other accrued expenses and current liabilities consist of the following:

                                                              June 30,                 DECEMBER 31,
                                                      ------------------------  --------------------------
                                                                1999                       1998
                                                      ------------------------  --------------------------
Restructuring costs  .........................                      $1,107,000                  $1,613,000
Employee-related costs  ............................                    54,000                     548,000
Rent levelization  ............................                        133,000                     357,000
Professional costs  ................................                    50,000                     342,000
Accrued Sales & Use tax..................                              495,000                     185,000
Other  .........................................                       467,000                   1,369,000
                                                                    ----------                  ----------
                                                                    $2,306,000                  $4,414,000
                                                                    ==========                  ==========


6.   COMPREHENSIVE INCOME (LOSS)

  Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. This standard requires that an enterprise display an amount representing total comprehensive income for the period. At June 30, 1999, the balance of accummulated other comprehensive loss was comprised of translation adjustments only.

  For the three and six months ended June 30, 1999 and 1998, the Company's comprehensive loss was comprised as follows:

                                     Three Months Ended          SIX MONTHS ENDED
                                  ------------------------  --------------------------
                                          JUNE 30,                 DECEMBER 30,
                                  ------------------------  --------------------------
                                     1999         1998          1999          1998
                                  ----------  ------------  ------------  ------------
Net loss                          $(528,000)  $(1,839,000)  $(2,487,000)  $(5,197,000)
 ..........................
Translation adjustment  .......      (5,000)       14,000        (6,000)       11,000
                                  ---------   -----------   -----------   -----------
                                  $(533,000)  $(1,825,000)  $(2,493,000)  $(5,186,000)
                                  =========   ===========   ===========   ===========

7.   SEGMENT, GEOGRAPHIC, AND PRODUCT INFORMATION

  The Company operates in one reportable segment under SFAS No. 131, ''Disclosures about Segments of an Enterprise and Related Information,'' due to its centralized structure and single industry segment: software maintenance, tools and services. The Company currently derives its revenue from software maintenance outsourcing services, software and methodology licensing and other services (including direct delivery of Year 2000 renovation services and renovation quality evaluation (''RQE'') sold directly to end users or indirectly via value added integrators). Information by geographic area for the six months ended and at June 30, 1999 and 1998, is summarized below (in thousands):

                                     OUTSOURCING REVENUE        LICENSE REVENUE         OTHER SERVICES REVENUE   LONG-LIVED
                                   ------------------------  ------------------------  ------------------------  -----------
                                                                                                                   ASSETS
                                                                                                                 -----------
                                   UNAFFILIATED  AFFILIATED  UNAFFILIATED  AFFILIATED  UNAFFILIATED  AFFILIATED
                                   ------------  ----------  ------------  ----------  ------------  ----------
June 30, 1999
United States...................         $3,492           -        $1,788           -        $2,500           -      $ 2,418
Foreign.........................              -           -             -           -             -           -           -
                                         ------        ----        ------  ----------        ------  ----------      -------
                                         $3,492           -        $1,788           -        $2,500           -      $ 2,418
                                         ======        ====        ======  ==========        ======  ==========      =======
June 30, 1998
United States...................         $4,427           -        $7,839           -        $7,160           -      $10,464
Foreign.........................            217         771             -           -           102           -           -
                                         ------        ----                ----------        ------  ----------      -------
                                         $4,644        $771        $7,839           -        $7,262           -      $10,464
                                         ======        ====        ======  ==========        ======  ==========      =======

  The geographic classification of revenue is determined based on the country in which the legal entity providing the services is located. Revenue from no single foreign country was greater than 10% of the consolidated revenues of the Company in the six months ended June 30, 1999 and 1998.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview and Going Concern Matters

  Peritus Software Services, Inc. (the ''Company'') was founded in 1991 to address the growing market for managing and maintaining the installed base of software in organizations. The Company focused its efforts on the delivery of software maintenance outsourcing services until 1995, when it began to devote significant resources to the development of software tools addressing the problems associated with mass changes to application systems and their associated databases, particularly the year 2000 problem. In 1996, the Company began licensing its AutoEnhancer/2000 software, which was designed to address the year 2000 problem, to value added integrators and directly to end users. In 1996, the Company expanded its research and development efforts through the acquisition of Vista Technologies Incorporated (''Vista''), a developer of computer-aided engineering software. In 1997, the Company expanded its product offerings by releasing an enhanced version of the AutoEnhancer/2000 software which enables a client to perform logic correction only changes with regard to year 2000 renovations, and through the acquisition of substantially all of the assets and the assumption of certain of the liabilities of the business of Millennium Dynamics, Inc. (''MDI''), a software tools company with year 2000 products for the IBM mainframe and AS/400 platforms, from American Premier Underwriters, Inc. (''APU'').

  In response to changes in the markets for the Company's products and services, the Company emphasized the direct delivery of year 2000 renovation services and renovation quality evaluation (''RQE'') services in the beginning of 1998, and also began to refocus business on software maintenance outsourcing services. As the market continued to shift from the Company's year 2000 products and services during the third quarter of 1998, the Company's overall strategy was to grow its software maintenance outsourcing business over the long term and to meet its clients needs for year 2000 renovation services and RQE services. In July 1998, the Company announced its software maintenance outsourcing offerings, ''Software Asset Maintenance for Software Providers'' and ''Software Asset Maintenance for Information Systems'', which are outsourcing solutions designed specifically for the manufacturers of system software and software products and for information technology departments that maintain application software, respectively.

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

  The Company's current focus is on minimizing expenses, while preserving its principal saleable assets: its outsourcing business and its technology. During the second quarter of 1999, the Company spent considerable effort to reduce its fixed costs. The Company is continuing to selectively pursue sales of its software tools. The Company is also focusing on renewing its existing outsourcing contracts and licensing its methodologies and providing limited consulting services. The Company continues to support its existing software customers and continues to offer very limited year 2000 services based on availability of contracted resources.

  The Company experienced net losses of $2,487,000, $26,673,000 and $67,490,000 in the six months ended June 30, 1999 and in the years ended December 31, 1998 and December 31, 1997, respectively, which raise doubt about its ability to continue as a going concern. The Company's cash flow requirements will depend on the results of future operations. The Company's continued existence is dependent upon its ability to achieve a cash flow breakeven position and/or to obtain additional sources of financing. The Company has serious concerns that it will be unable to achieve a cash flow breakeven position in the future and the Company is considering various alternatives including the possibility of filing for the protection against creditors or liquidation under applicable bankruptcy laws. The Company announced its intention to restructure on March 29, 1999. The restructure plan was finalized on March 31, 1999 and included the elimination of approximately 40 employees. On April 2, 1999, the Company announced the details of its restructure plan that included a reduction in its workforce of approximately 40 people in the areas of sales, marketing and year 2000 delivery. The Company currently maintains its outsourcing service delivery resources and limited sales and year 2000 resources required to meet current support obligations. The Company's common stock is traded on the Over The Counter (''OTC'') Bulletin Board which has several requirements for listing. Failure to meet listing requirements may result in the Company being de-listed. There can be no assurance that the Company will not be de-listed.

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


  The Company currently derives its revenue from software maintenance outsourcing services, software and methodology licensing and other services sold directly to end users and its clients include primarily Fortune 1000 companies and similarly sized business and government organizations worldwide. The Company's current sales organization includes one employee.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

 Revenue

  Total revenue decreased 71.9% to $3,113,000 in the three months ended June 30, 1999 from $11,083,000 in the three months ended June 30, 1998. This decrease in revenue was primarily due to a decrease in the licensing of the Company's AutoEnhancer/2000 and Vantage YR2000 software products and other software tools as well as from decreases in other services revenue and, to a lesser extent, outsourcing services revenue.

  Outsourcing Services. Outsourcing services revenue decreased 41.3% to $1,639,000 in the three months ended June 30, 1999 from $2,793,000 in the three months ended June 30, 1998. The decrease in outsourcing services revenue in absolute dollars was primarily attributable to the divestiture of Persist, S.A. ("Persist"), and the termination of an Engineering Consulting Services Agreement between the Company and one of its clients that specifically provided that the client could terminate the Agreement for convenience on 180 days notice. As a percentage of total revenue, outsourcing services revenue increased to 52.7% in the three months ended June 30, 1999 from 25.2% for the three months ended June 30, 1998. The increase in outsourcing services revenue as a percentage of total revenue reflects the decreased contribution of license and other services revenue to total revenue during the three months ended June 30, 1999 when compared to the same period in the prior year. During the second quarter of 1999, the Company was unable to renew a contract with one of its clients that expired at the end of the quarter. The Company was also informed by another client (with a contract expiration date in January 2000) that it was exercising its six-month termination option effective in early November of 1999. Together, the two contracts contributed $345,000 to second quarter 1999 outsourcing revenue. Outsourcing services remain a major component of the Company's business. However, due to the Company's degraded financial condition, the Company anticipates that it will continue to have difficulty attracting new outsourcing customers and that it will also be difficult to renew or extend outsourcing contracts from existing customers. Without the addition of new business, the Company will experience a significant reduction in revenue from outsourcing services in the future.

  License. License revenue decreased 88.6% to $429,000 in the three months ended June 30, 1999 (13.8% of total revenue), compared to $3,754,000 (33.9% of total revenue), in the three months ended June 30, 1998. The decrease in license revenue in absolute dollars was primarily attributable to a decrease in the delivery of licensed software to end users and decreased license fees from value added integrators. The market for the Company's year 2000 tools significantly eroded in 1998 and the first half of 1999, and the Company anticipates limited year 2000 related license revenue in the future. The Company will continue to pursue licenses of its tools associated with outsourcing.

  Other Services. Other services revenue decreased 77.0% to $1,045,000 in the three months ended June 30, 1999 from $4,536,000 in the three months ended June 30, 1998. As a percentage of total revenue, other services revenue decreased to 33.6% in the three months ended June 30, 1999 from 40.9% in the three months ended June 30, 1998. The decrease in other services revenue in absolute dollars was primarily attributable to a decrease in direct delivery, consulting and client support services relating to the Company's year 2000 products and
services.   Given the reduction in demand for its year 2000 services and the reduction in internal resources announced at the end of March 1999, the Company anticipates significant reductions in its year 2000 related service revenue in the future.

 Cost of Revenue

  Cost of Outsourcing Services Revenue. Cost of outsourcing services revenue consists primarily of salaries, benefits and overhead costs associated with delivering outsourcing services to clients. The cost of outsourcing services revenue decreased 34.0 % to $1,251,000 in the three months ended June 30, 1999 from $1,896,000 for the three months ended June 30, 1998. Cost of outsourcing services revenue as a percentage of outsourcing services revenue increased to 76.3% in the three months ended June 30, 1999 from 67.9% in the three months ended June 30, 1998. The cost percentage increased due to the fixed cost content impact on lower revenue as well as a change in the mix among contracts. Cost of outsourcing services revenue as a percentage of outsourcing services revenue improved to 76.3% in the second quarter of 1999 from 103.8% recorded in the first quarter of 1999.

  Cost of License Revenue. Cost of license revenue consists primarily of amortization of expense of intangibles related to the MDI acquisition and salaries, benefits and related overhead costs associated with license-related materials packaging and freight. Cost of license revenue was $51,000 in the three months ended June 30, 1999, or 11.9% of license revenue. Cost of license revenue was $510,000, or 13.6% of license revenue, in the three months ended June 30, 1998. The 90.0% decrease in cost of license revenue was primarily related to the reduction of amoritization expense of intangibles related to the MDI acquisition as a result of the impairment charge recorded against the MDI related intangibles by the Company in the third quarter of 1998.

  Cost of Other Services Revenue. Cost of other services revenue consists primarily of salaries, benefits, subcontracting costs and related overhead costs associated with delivering other services to clients. Cost of other services revenue decreased 75.1% to $655,000 in the three months ended June 30, 1999 from $2,632,000 in the three months ended June 30, 1998. Cost of other services revenue as a percentage of other services revenue increased to 62.7% in the three months ended June 30, 1999 from 58.0% in the three months ended June 30, 1998. Costs decreased in absolute dollars in the three months ended June 30, 1999 due to reduced staffing for the Company's client support, training and consulting organizations related to fewer customers for the Company's year 2000 products and services, including year 2000 renovations and RQE services. The Company has taken action to reduce its future cost of other services in anticipation of significant reductions in other services revenue in the future.

 Operating Expenses

  Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and related overhead costs for sales and marketing personnel; sales referral fees to third parties; advertising programs; and other promotional activities. Sales and marketing expenses decreased 93.7% to $205,000 in the three months ended June 30, 1999 from $3,266,000 in the three months ended June 30, 1998. As a percentage of total revenue, sales and marketing expenses decreased to 6.6% in the three months ended June 30, 1999 from 29.5% in the three months ended June 30, 1998. The decrease in expenses in absolute dollars and as a percentage of revenue was primarily attributable to dramatically reduced staffing, commissions and promotional activities.

  Research and Development. Research and development expenses consist primarily of salaries, benefits and related overhead costs for engineering and technical personnel and outside engineering consulting services associated with developing new products and enhancing existing products. Research and development expenses decreased 82.8% to $344,000 in the three months ended June 30, 1999 from $2,001,000 in the three months ended June 30, 1998. As a percentage of total revenue, research and development expenses decreased to 11.1% in the three months ended June 30, 1999 from 18.1% in the three months ended June 30, 1998. The decrease in research and development expenses in absolute dollars was primarily attributable to dramatically reduced staffing for the product development efforts for the Company's year 2000 products and services, mass change technologies and other software tools.

  General and Administrative. General and administrative expenses consist primarily of salaries and related costs for the finance and accounting, human resources, legal services, information systems and other administrative departments of the Company, as well as legal and accounting expenses and the amortization of intangible assets associated with the Vista acquisition. The cost of excess space that could not be segregated and, therefore, not included in restructuring, was also charged to general and administrative expenses in 1999. General and administrative expenses decreased 45.7% to $707,000 in the three months ended June 30, 1999 from $1,301,000 in the three months ended June 30, 1998. As a percentage of total revenue, general and administrative expenses increased to 22.7% in the three months ended June 30, 1999 from 11.7% in the three months ended June 30, 1998. During the second quarter of 1999, several non-recurring entries were recorded in general and administrative expenses including a reduction in the allowance for doubtful accounts, a favorable impact as a result of a settlement of amounts owed to American Financial Group, Inc. ("AFG") and its affiliates, and an increase in the sales and use tax accrual to cover potential costs of settling unbilled tax amounts with certain states. The net impact of all of the non-recurring entries was a reduction in general and administrative expenses of $208,000. The remaining reduction is primarily a result of reduced staffing from the second quarter of 1998.

Restructuring Charge

  In April of 1999, the Company decided to further reduce the amount of space it occupies in its Billerica, MA headquarters facility. The space consolidation was completed in the second quarter of 1999 and the Company increased the amount of space it is offering for sublease from 50,000 to 75,000 square feet. Accordingly, the Company recorded an additional restructure accrual of $517,000 consisting of the cost of lease expenses and real estate commissions associated with the additional vacated 25,000 square feet net of estimated sublease income. The Company has estimated that this additional restructuring will result in a quarterly reduction of $87,000 beginning in the third quarter of 1999.

Payments and reclassifications during the second quarter of 1999 included a settlement payment of $136,000 associated with termination of the Company's leased facility in Cincinnati, Ohio and a $296,000 adjustment to reclassify the rent levelization accrual associated with the vacated space in its Billerica headquarters facility from other accrued expenses into the restructure accrual. At the end of the second quarter of 1999, the Company re-evaluated the estimated costs associated with its previous restructure charges based upon activity and experience to date. Based upon its revised estimates, the Company recorded a release of $813,000 from the restructure accrual. The combination of the second quarter accrual and the second quarter release resulted in net favorable impact of $296,000 to the results of operations for the three months ended June 30, 1999.

  The amounts accrued to and released from and payments and adjustments made against the restructure accrual along with the composition of the remaining balance at June 30, 1999 were as follows:

                                                      BALANCE           Q2 1999        Q2 1999  Q2 1999      BALANCE
                                                   --------------  ------------------  -------  --------  -------------
                                                   MARCH 31, 1999      PAYMENTS/       ACCRUAL  RELEASE   JUNE 30, 1999
                                                   --------------  ------------------  -------  --------  -------------
                                                                   RECLASSIFICATIONS
                                                                   ------------------
Provision for severance and benefit payments to
terminated
employees........................................          $  615              $(425)  $     -    $ (75)         $  115
Provisions related to closure of facilities and
reduction of occupied space......................           1,783                105       517     (738)          1,667
                                                           ------              -----      ----    -----          ------
Total............................................          $2,398              $(320)     $517    $(813)         $1,782
                                                           ======              =====      ====    =====          ======

  As of June 30, 1999, $1,107,000 of the remaining balance of the restructuring accrual is expected to be paid by June 30, 2000 with the remaining balance of $675,000 being paid thereafter.

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

  In June 1999, as a result of the continuing downsizing of the Company's operations and continuing decline in operating results, the Company reviewed the carrying amount of its property and equipment and committed to a plan to dispose certain of its assets, primarily excess computer equipment and furniture relating to the restructured operations, either by sale or by abandonment. The plan is expected to be completed by September 30, 1999. The fair value of the assets to be disposed of was measured at management's best estimate of salvage value, by using the current market values or the current selling prices for similar assets. Costs to sell are not expected to be significant. Based upon management's review, the carrying amount of assets having a net book value of $1,143,000 was written-down to a total amount of $389,000, representing the lower of carrying amount or fair value (salvage value) and the Company recorded an impairment charge totaling $754,000. The assets to be disposed of are not depreciated or amortized while they are held for disposal and the reduction in depreciation expenses resulting from this write-down is approximately $82,000 on a quarterly basis beginning in the third quarter of 1999. Management's estimates of the impairment charges discussed above required an evaluation of various alternatives, risks and uncertainties. Although management has made its best estimate of these factors based on current conditions and expected trends and events, it is reasonably possible that changes could occur in the near term
which could adversely affect management's estimates.   If such changes occur,
asset impairment write-downs could be required in the future and such write-downs could be material to the Company's financial statements.

Interest Income (Expense), Net

  Interest income and expense is primarily comprised of interest income from cash balances, partially offset by interest expense on debt. The Company had interest income, net, of $30,000 in the three months ended June 30, 1999 compared to interest income, net, of $185,000 in the three months ended June 30, 1998. This change in interest income, net, was primarily attributable to reduced interest income derived from declining cash balances resulting from the Company's continued losses from operations.

Provision for Income Taxes

  The Company's income tax provision was zero for the three months ended June 30, 1999 and $25,000 for the three months ended June 30, 1998. The Company did not record a tax provision or benefit in the three months ended June 30, 1999 due to operating losses incurred. The Company continues to maintain a full valuation allowance for its net deferred tax assets since, based on the weight of available evidence, management has concluded that it is more likely than not that these future benefits will not be realized.


Minority Interest in Majority-owned Subsidiary

  The minority interest in majority-owned subsidiary represents the equity interest in the operating results of Persist, the Company's majority-owned Spanish subsidiary, held by stockholders of Persist other than the Company. The Company had no minority interest in majority-owned subsidiary in the three months ended June 30, 1999 since it divested its minority interest in July 1998.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

Revenue

  Total revenue decreased 62.1% to $7,780,000 in the six months ended June 30, 1999 from $20,516,000 in the six months ended June 30, 1998. This decrease in revenue was primarily due to a decrease in the licensing of the Company's AutoEnhancer/2000 and Vantage YR2000 software products and other software tools as well as from decreases in other services revenue and, to a lesser extent, outsourcing services revenue.

  Outsourcing Services.   Outsourcing services revenue decreased 35.5% to
$3,492,000 in the six months ended June 30, 1999 from $5,415,000 in the six months ended June 30, 1998. The decrease in outsourcing services revenue in absolute dollars was primarily attributable to the divestiture of Persist, and the termination of an Engineering Consulting Services Agreement between the Company and one of its clients that specifically provided that the client could terminate the Agreement for convenience on 180 days notice. As a percentage of total revenue, outsourcing services revenue increased to 44.9% in the six months ended June 30, 1999 from 26.4% for the six months ended June 30, 1998. The increase in outsourcing services revenue as a percentage of total revenue reflects the decreased contribution of license and other sources revenue to total revenue during the six months ended June 30, 1999 when compared to the same period in the prior year. Outsourcing services remain a major component of the Company's business. However, due to the Company's degraded financial condition, the Company anticipates that it will continue to have difficulty attracting new outsourcing customers and that it will also be difficult to renew or extend outsourcing contracts from existing customers. Without the addition of new business, the Company will experience a significant reduction in revenue from outsourcing services in the future.

  License.   License revenue decreased 77.2% to $1,788,000 in the six months ended June 30, 1999 (23.0% of total revenue), compared to $7,839,000 (38.2% of total revenue), in the six months ended June 30, 1998. The decrease in license revenue for 1999 in absolute dollars was primarily attributable to a decrease in the delivery of licensed software to end users and decreased license fees from value added integrators. The market for the Company's year 2000 tools significantly eroded in 1998 and the first half of 1999, and the Company anticipates limited year 2000 related license revenue in the future. The Company will continue to pursue licenses of its tools associated with outsourcing.

  Other Services.   Other services revenue decreased 65.6% to $2,500,000 in the six months ended June 30, 1999 from $7,262,000 in the six months ended June 30, 1998. As a percentage of total revenue, other services revenue decreased to 32.1% in the six months ended June 30, 1999 from 35.4% in the six months ended June 30, 1998. The decrease in other services revenue in absolute dollars was primarily attributable to a decrease in direct delivery, consulting and client support services relating to the Company's year 2000 products and services. Given the reduction in demand for its year 2000 services and the reduction in internal resources announced at the end of March 1999, the Company anticipates significant reductions in its year 2000 related service revenue in the future.


Cost of Revenue

  Cost of Outsourcing Services Revenue. The cost of outsourcing services revenue decreased 20.8% to $3,174,000 in the six months ended June 30, 1999 from $4,007,000 for the six months ended June 30, 1998. Cost of outsourcing services revenue as a percentage of outsourcing services revenue increased to 90.9% in the six months ended June 30, 1999 from 74.0% in the six months ended June 30, 1998. Costs in the first six months of 1999 were negatively impacted by expenditures in anticipation of and to generate new business that did not materialize. In addition, the Company incurred costs in connection with an agreement with Micah Technology Services, Inc. (''Micah'') for which it received no payments. The Company has filed a lawsuit against Micah to attempt to recover amounts due under such agreement See ''Part II-Item 1. Legal Proceedings.'' The Company has taken action to reduce its outsourcing costs in the future.

  Cost of License Revenue. Cost of license revenue was $147,000 in the six months ended June 30, 1999, or 8.2% of license revenue. Cost of license revenue was $1,046,000, or 13.3% of license revenue, in the six months ended June 30, 1998. The 85.9% decrease in cost of license revenue was primarily related to the reduction of amoritization expense of intangibles related to the MDI acquisition as a result of the impairment charge recorded against the MDI related intangibles by the Company in the third quarter of 1998.

  Cost of Other Services Revenue. Cost of other services revenue decreased 66.9% to $1,683,000 in the six months ended June 30, 1999 from $5,085,000 in the six months ended June 30, 1998. Cost of other services revenue as a percentage of other services revenue decreased to 67.3% in the six months ended June 30, 1999 from 70.0% in the six months ended June 30, 1998. Costs decreased in absolute dollars in the six months ended June 30, 1999 due to reduced staffing for the Company's client support, training and consulting organizations related to fewer customers for the Company's year 2000 products and services, including year 2000 renovations and RQE services. The Company has taken action to reduce its future cost of other services in anticipation of significant reductions in other services revenue in the future.

Operating Expenses

  Sales and Marketing. Sales and marketing expenses decreased 80.3% to $1,255,000 in the six months ended June 30, 1999 from $6,375,000 in the six months ended June 30, 1998. As a percentage of total revenue, sales and marketing expenses decreased to 16.1% in the six months ended June 30, 1999 from 31.1% in the six months ended June 30 1998. The decrease in expenses in absolute dollars and as a percentage of revenue was primarily attributable to dramatically reduced staffing, commissions and promotional activities.

  Research and Development. Research and development expenses decreased 83.9% to $814,000 in the six months ended June 30, 1999 from $5,045,000 in the six months ended June 30, 1998. As a percentage of total revenue, research and development expenses decreased to 10.5% in the six months ended June 30, 1999 from 24.6% in the six months ended June 30, 1998. The decrease in research and development expenses in absolute dollars was primarily attributable to dramatically reduced staffing for the product development efforts for the Company's year 2000 products and services, mass change technologies and other software tools.

  General and Administrative. General and administrative expenses decreased 18.5% to $2,483,000 in the six months ended June 30, 1999 from $3,048,000 in the six months ended June 30, 1998. As a percentage of total revenue, general and administrative expenses increased to 31.9% in the six months ended June 30, 1999 from 14.9% in the six months ended June 30, 1998. The decrease in general and administrative expenses in absolute dollars was primarily due to reduced staffing and the positive $218,000 second quarter of 1999 net impact of non-recurring entries.


Restructuring Charge

  On March 29, 1999, the Company announced its intention to restructure. The restructure plan was finalized on March 31, 1999 and the Company recorded a charge of $291,000 consisting of severance payments associated with the termination of approximately 30% of the Company's employees representing substantially all of its sales, marketing and year 2000 delivery personnel (40 employees). Payments related to terminated employees were completed by May 28,
1999.   The Company has estimated that the restructuring will result in a quarterly reduction of approximately $1,000,000 in salary and related costs beginning in the third quarter of 1999.

   The amounts accrued to and payments against the accrued restructuring during the first quarter of 1999 and the composition of the remaining balance at March 31, 1999 were as follows:


                                                                   Balance        Q1 1999       Q1 1999         BALANCE
                                                              -----------------  ----------  -------------  ----------------
                                                              DECEMBER 31, 1998   ACCRUAL      PAYMENTS      MARCH 31, 1999
                                                              -----------------  ----------  -------------  ----------------
                                                                                      (IN THOUSANDS)
Provision for severance and benefit payments to
 terminated employees.........................................       $  536            $291      $(212)           $  615
Provisions related to closure of facilities and reduction of
 occupied space...............................................        2,144               -       (361)            1,783
                                                                     ------            ----      -----            ------
  Total.......................................................       $2,680            $291      $(573)           $2,398
                                                                     ======            ====      =====            ======

  In April of 1999, the Company decided to further reduce the amount of space it occupies in its Billerica, MA headquarters facility. The space consolidation was completed in the second quarter of 1999 and the Company increased the amount of space it is offering for sublease from 50,000 to 75,000 square feet. Accordingly, the Company recorded an additional restructure accrual of $517,000 consisting of the cost of lease expenses and real estate commissions associated with the additional vacated 25,000 square feet net of estimated sublease income. The Company has estimated that this additional restructuring will result in a quarterly reduction of $87,000 beginning third quarter of 1999. Payments and reclassifications during the second quarter of 1999 included a settlement payment of $136,000 associated with termination of the Company's leased facility in Cincinnati, Ohio and a $296,000 adjustment to reclassify the rent levelization accrual associated with the vacated space in its Billerica headquarters facility from other accrued expenses into the restructure accrual. At the end of the second quarter of 1999, the Company re-evaluated the estimated costs associated with its previous restructure charges based upon activity and experience to date. Based upon its revised estimates, the Company recorded a release of $813,000 from the restructure accrual. The combination of the second quarter accrual and the second quarter release resulted in net favorable impact of $296,000 to the results of operations for the three months ended June 30, 1999.

  The amounts accrued to and released from and payments and adjustments made against the restructure accrual along with the composition of the remaining balance at June 30, 1999 were as follows:

                                                      BALANCE           Q2 1999        Q2 1999  Q2 1999      BALANCE
                                                   --------------  ------------------  -------  --------  -------------
                                                   MARCH 31, 1999      PAYMENTS/       ACCRUAL  RELEASE   JUNE 30, 1999
                                                   --------------  ------------------  -------  --------  -------------
                                                                   RECLASSIFICATIONS
                                                                   ------------------
Provision for severance and benefit payments to
terminated employees..............................         $  615              $(425)  $     -    $ (75)         $  115
Provisions related to closure of facilities and
reduction of occupied space.......................          1,783                105       517     (738)          1,667
                                                           ------              -----      ----    -----          ------
Total.............................................         $2,398              $(320)     $517    $(813)         $1,782
                                                           ======              =====      ====    =====          ======

  As of June 30, 1999, $1,107,000 of the remaining balance of the restructuring accrual is expected to be paid by June 30, 2000 with the remaining balance of $675,000 being paid thereafter.

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

  In June 1999, as a result of the continuing downsizing of the Company's operations and continuing decline in operating results, the Company reviewed the carrying amount of its property and equipment and committed to a plan to dispose certain of its assets, primarily excess computer equipment and furniture relating to the restructured operations, either by sale or by abandonment. The plan is expected to be completed by September 30, 1999. The fair value of the assets to be disposed of was measured at management's best estimate of salvage value, by using the current market values or the current selling prices for similar assets. Costs to sell are not expected to be significant. Based upon management's review, the carrying amount of assets having a net book value of $1,143,000 was written-down to a total amount of $389,000, representing the lower of carrying amount or fair value (salvage value) and the Company recorded an impairment charge totaling $754,000. The assets to be disposed of are not depreciated or amortized while they are held for disposal and the reduction in depreciation expenses resulting from this write-down is approximately $82,000 on a quarterly basis beginning in the third quarter of 1999. Management's estimates of the impairment charges discussed above required an evaluation of various alternatives, risks and uncertainties. Although management has made its best estimate of these factors based on current conditions and expected trends and events, it is reasonably possible that changes could occur in the near term
which could adversely affect management's estimates.   If such changes occur,
asset impairment write-downs could be required in the future and such write-downs could be material to the Company's financial statements.

Interest Income (Expense), Net

  Interest income and expense is primarily comprised of interest income from cash balances, partially offset by interest expense on debt. The Company had interest income, net, of $38,000 in the six months ended June 30, 1999 compared to interest income, net, of $345,000 in the six months ended June 30, 1998. This change in interest income, net, was primarily attributable to reduced interest income derived from declining cash balances resulting from the Company's continued losses from operations.

 Provision for Income Taxes

  The Company's income tax provision was zero for the six months ended June 30, 1999 and $25,000 in the six months ended June 30, 1998. The Company did not record a tax provision or benefit in the six months ended June 30, 1999 due to losses incurred. The Company continues to maintain a full valuation allowance for its net deferred tax assets since, based on the weight of available evidence, management has concluded that it is more likely than not that these future benefits will not be realized.


Minority Interest in Majority-owned Subsidiary

  The minority interest in majority-owned subsidiary represents the equity interest in the operating results of Persist, the Company's majority-owned Spanish subsidiary, held by stockholders of Persist other than the Company. The Company had no minority interest in majority-owned subsidiary in the six months ended June 30, 1999 since it divested its minority interest in July 1998.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. However, the Company experienced net losses in the years ended December 31, 1997 and 1998 and the six months ended June 30, 1999, which raise doubt about its ability to continue as a going concern. The Company's cash flow requirements depend on the results of future operations. The Company's continued existence is dependent upon its ability to achieve a cash flow breakeven position and/or to obtain additional sources of financing. The Company has serious concerns that it will be unable to achieve a cash flow breakeven position in the future and is considering various alternatives including the possibility of filing for the protection against creditors or liquidation under applicable bankruptcy laws. The Company announced its intention to restructure on March 29, 1999. The restructure plan was finalized on March 31, 1999 and included the elimination of approximately 40 employees. On April 2, 1999, the Company announced the details of its restructure plan that included a reduction in its workforce of approximately 40 people in the areas of sales, marketing and year 2000 delivery. The Company has also experienced significant voluntary attrition due to its degraded financial condition.

    In March 1999, the Company announced that it had retained Covington Associates to render financial advisory and investment banking services in connection with exploring strategic alternatives including the potential sale of the Company. The engagement agreement was entered into in December 1998. The Company is also exploring strategic initiatives to raise additional funds or sell all or a part of its assets. There can be no assurance that the Company will achieve a cash flow breakeven position or that it will be able to raise additional funds through bank borrowings and/or debt and/or equity financings. Further reductions in expenses or the sale of assets may not be adequate to bring the Company to a cash breakeven position. In addition, there can be no assurance that such actions will not have an adverse affect on the Company's ability to generate revenue or successfully implement any strategic alternatives under consideration. Failure to establish a cash flow breakeven position or raise additional funds through bank borrowings and/or equity and/or debt financing would adversely impact the Company's ability to continue as a going concern.

  The Company has financed its operations and capital expenditures primarily with the proceeds from sales of the Company's convertible preferred stock and common stock, borrowings, and advance payments for services from clients. The Company's cash balances were $1,410,000 and $2,809,000 at June 30, 1999 and December 31, 1998, respectively. The Company's working capital was $508,000 and $1,805,000 at June 30, 1999 and December 31, 1998, respectively.

  The Company's operating activities used cash of $1,156,000 and $3,775,000 during the six months ended June 30, 1999 and 1998, respectively. The Company's use of cash during the six months ended June 30, 1999 was primarily caused by a net loss of $2,487,000 less non-cash depreciation and amortization expense of $934,000, and a charge for impairment of long-lived assets of $754,000. Other uses included a decrease in other accrued liabilities of $1,602,000, a decrease in deferred revenue of $1,466,000, a decrease in accrued restructuring of $898,000, and a decrease in other assets of $188,000. These amounts were partially offset by a decrease in accounts receivable of $2,545,000, a decrease in prepaid expenses and other current assets of $619,000, the receipt of advance payments from customers of $296,000, and the increase in billings in excess of costs and estimated earnings on uncompleted contracts of $122,000.

  The Company used cash of $543,000 and $3,415,000 for investing activities during the six months ended June 30, 1999 and 1998, respectively. Investing activities in the six months ended June 30, 1999 consisted principally of the purchases of short-term investments.

  The Company's financing activities provided cash of $306,000 and $1,124,000 during the six months ended June 30, 1999 and 1998, respectively. Financing activities in the six months ended June 30, 1999 primarily reflect a decrease in the amount of restricted cash of $569,000 partially offset by principal payments on long-term debt of $269,000.

  In September 1996, the Company obtained a revolving line of credit facility from a bank which bore interest at the bank's prime rate plus 0.5%. The line of credit expired and all borrowing was paid in full on September 30, 1998. In addition to this line of credit, the Company also entered into an equipment financing agreement in September 1996. Under this agreement, the bank agreed to provide up to $1,500,000 for the purchase of certain equipment (as defined by the agreement) through June 30, 1997. Ratable principal and interest payments were payable during the period July 1, 1997 through June 1, 2000, and bore interest at the bank's prime rate plus 1%. Both of these agreements required the Company to comply with certain financial covenants and were secured by all of the assets of the Company. The bank notified the Company in October 1998 that the Company was in default under its line of credit facility and equipment financing agreement and requested that the Company provide cash collateral for the amount of equipment financing outstanding and provide cash collateral for a $300,000 standby letter of credit issued by the bank. The Company provided cash collateral for all amounts outstanding under the equipment financing agreement in December 1998 and for the $300,000 letter of credit in October 1998. The letter of credit was drawn upon and the equipment financing debt was paid in the first quarter of 1999. There were no borrowings outstanding under the revolving credit facility and under the equipment financing agreement at June 30, 1999.
In 1998, the bank indicated that it would not renew or further extend the Company's revolving credit facility. There can be no assurance that the Company will be able to raise additional funds through bank borrowings and/or debt and/or equity financings.

  Pursuant to a settlement agreement and release dated June 29, 1999 among the Company, AFG and affiliates of AFG, the Company settled all obligations among the parties including those related to the lease of its facility in Cincinnati, Ohio for $200,000 and 300,000 shares of common stock.

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



FACTORS THAT MAY AFFECT FUTURE RESULTS

 Failure to Achieve Cash Flow Breakeven/Strategic Initiatives

  The Company's ability to achieve a cash flow breakeven position is critical for achieving financial stability. The Company has serious concerns that it will be unable to achieve a cash flow breakeven and is considering various alternatives including the possibility of filing for the protection against creditors or liquidation under applicable bankruptcy laws. In March 1999, the Company announced that it had retained Covington Associates to render financial advisory and investment banking services in connection with exploring strategic alternatives including the potential sale of the Company. The engagement agreement was entered into in December 1998. The Company is also exploring strategic initiatives to raise additional funds or sell all or a part of its assets. Further reductions in expenses or the sale of assets may not be sufficient to bring the Company to a cash flow breakeven position. In addition, there can be no assurance that any actions taken to sell assets or reduce expenses will not have a material adverse impact on the Company's ability to generate revenue or successfully implement any strategic alternatives under consideration. Failure to establish a cash flow breakeven position or raise additional funds through bank borrowings and/or equity and/or debt financings, has and will continue to adversely impact the Company's ability to continue as a going concern.

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

 Revenue Risk

  The Company's current focus is on minimizing expenses, while preserving its principal saleable assets: its outsourcing business and its technology. During the second quarter of 1999, the Company spent considerable effort to reduce its fixed costs. Along with Covington Associates, its investment banker, the Company is actively pursuing strategic relationships. The Company is continuing to selectively pursue sales of its software. The Company is also focusing on renewing its existing outsourcing contracts and licensing its methodology and providing limited consulting services. However, due to its degraded financial condition, the Company anticipates that it will continue to have difficulty attracting new outsourcing customers. In addition, existing outsourcing customers have been and may continue to be unwilling to renew existing outsourcing contracts based on their own business requirements and/or because of the Company's degraded financial condition. There can be no assurance that the Company's current strategy will generate revenues sufficient for the Company to achieve a cash flow breakeven position.


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

YEAR 2000 MATTERS

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

  1. The Company's Products.   In some cases, the Company warrants to its
clients that its software will be year 2000 compliant generally subject to certain limitations or conditions. The Company also provides solutions consisting of products and services to address the year 2000 problem involving key aspects of a client's computer systems. A failure in a client's system or failure of the Company's software to be Year 2000 compliant would result in substantial damages and therefore have a material adverse effect on the Company's business, financial condition and results of operations. Although the Company does not intend to adopt a formal Year 2000 compliance program for its existing products, including AutoEnhancer 2000 and Vantage YR2000, it will use commercially reasonable efforts to make any new products, including SAM Workbench and RQE Tool Year 2000 compliant. The Company is analyzing whether it will adopt a Year 2000 compliance program for its SAM Relay product. There can be no assurance that these future efforts will be successful.

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

  The Company's business systems are licensed from an outside vendor and the Company expects that these business systems installed in 1997 will be Year 2000 compliant through upgrades and maintenance. Other internal systems consist of widely available office applications and application suites for word-processing, voicemail and other office-related functions. The Company maintains recent versions of all such key applications and all are, or are expected to be, Year 2000 compliant. Accordingly, the Company does not intend to adopt a formal Year 2000 compliance program for these systems. However, there can be no assurance that these internal systems will be Year 2000 compliant.

  3. Third-Party Systems.   The computer programs and operating systems used by
entities with whom the Company has commercial relationships pose potential problems relating to the Year 2000 issue, which may affect the Company's operations in a variety of ways. These risks are more difficult to assess than those posed by internal programs and systems, and the Company has not yet begun the process of formulating a plan for assessing them. The Company believes that the programs and operating systems used by entities with whom it has commercial relationships generally fall into two categories: (A) First, the Company relies upon programs and systems used by providers of basic services necessary to enable the Company to reach, communicate and transact business with its suppliers and customers. Examples of such providers include the United States Postal Service, overnight delivery services, telephone companies, other utility companies and banks. Services provided by such entities affects almost all facets of the Company's operations. However, these third-party dependencies are not specific to the Company's business, and disruptions in their availability would likely have a negative impact on most enterprises within the software and services industry and on many enterprises outside the software and services industry. The Company believes that all of the most reasonably likely worst-case scenarios involving disruptions to its operations stemming from the Year 2000 issue relate to programs and systems in this first category. (B) Second, the Company relies upon third parties for certain software code or programs that are embedded in, or work with, its products. The Company believes that the functionality of its products may be materially adversely affected by a failure of such third-party software to be Year 2000 compliant.

  There can be no assurance that the Company may not experience unanticipated expenses or be otherwise adversely impacted by a failure of third-party systems or software to be Year 2000 compliant. The most reasonably likely worst-case scenarios may include: (i) corruption of data contained in the Company's internal information systems, (ii) hardware and/or software failure, and (iii) failure of infrastructure services provided by utilities and/or government. The Company intends to include an evaluation of such scenarios in its plan for assessing the programs and systems of the entities with whom it has commercial relationships.

  The Company has substantially completed the formulation of its plan for assessing its internal programs and systems and the programs and systems of the entities with whom it has commercial relationships and it expects to identify the related risks and uncertainties in the fourth quarter of 1999. Once such identification has been completed, the Company intends to resolve any material risks and uncertainties that are identified by communicating further with the relevant vendors and providers, by working internally to identify alternative sourcing and by formulating contingency plans to deal with such material risks and uncertainties. To date, however, the Company has not formulated such a contingency plan. The Company expects the resolution of such material risks and uncertainties to be an ongoing process until all key year 2000 problems are satisfactorily resolved. The Company does not currently anticipate that the total cost of any Year 2000 remediation efforts that it plans to undertake will be material.

EURO-CURRENCY MATTERS

  The participating member countries of the European Union adopted the Euro as the common legal currency on January 1, 1999. On that same date, they established the fixed conversion rates between their existing sovereign currencies and the Euro. The Company does not expect the Euro conversion to have a material impact on financial results because the Company does not have a significant number of transactions within the European market.


Item 3.   Quantitative And Qualitative Disclosures About Market Risk

  As of June 30, 1999, the Company was exposed to market risks which primarily include changes in U.S. interest rates. The Company maintains a significant portion of its cash and cash equivalents in financial instruments with purchased maturities of three months or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments, an immediate increase in interest rates would not have a material effect of the Company's financial condition or results of operations.

                          PART II.   OTHER INFORMATION


Item 1.   Legal Proceedings

  The Company and certain of its officers and directors were named as defendants in purported class action lawsuits filed in the United States District Court for the District of Massachusetts by Robert Downey on April 1, 1998, by Scott Cohen on April 7, 1998, by Timothy Bonnett on April 9, 1998, by Peter Lindsay on April 17, 1998, by Harry Teague on April 21, 1998, by Jesse Wijntjes on April 29, 1998, by H. Vance Johnson and H. Vance Johnson as Trustee for the I.O.R.D. Profit-Sharing Plan on May 6, 1998, by John B. Howard, M.D. on May 21, 1998 and by Helen Lee on May 28, 1998 (collectively, the ''complaints''). The complaints principally alleged that the defendants violated federal securities laws by making false and misleading statements and by failing to disclose material information concerning the Company's December 1997 acquisition of substantially all of the assets and assumption of certain liabilities of the Millennium Dynamics, Inc. (''MDI'') business from American Premier Underwriters, Inc., thereby allegedly causing the value of the Company's common stock to be artificially inflated during the purported class periods. In addition, the Howard complaint alleged a violation of federal securities laws as a result of the Company's purported failure to disclose material information in connection with the Company's initial public offering on July 2, 1997, and also named Montgomery Securities, Inc., Wessels, Arnold & Henderson, and H.C. Wainwright & Co., Inc. as defendants. The complaints further alleged that certain officers and/or directors of the Company sold stock in the open market during the class periods and sought unspecified damages.

  On or about June 1, 1998, all of the named plaintiffs and additional purported class members filed a motion for the appointment of several of those individuals as lead plaintiffs, for approval of lead and liaison plaintiffs' counsel and for consolidation of the actions. The Court granted that motion on June 18, 1998.

  On January 8, 1999, the plaintiffs filed a Consolidated Amended Complaint applicable to all previously filed actions. The Consolidated Amended Complaint alleges a class period of October 22, 1997 through October 26, 1998 and principally claims that the Company and three of its former officers violated federal securities laws by purportedly making false and misleading statements (or omitting material information) concerning the MDI acquisition and the Company's revenue during the proposed class period, thereby allegedly causing the value of the Company's stock to be artificially inflated. Previously stated claims against the Company and its underwriters alleging violations of the federal securities laws as a result of purportedly inadequate or incorrect disclosure in connection with the Company's initial public offering were not included in the Consolidated Amended Complaint. The Company and the individual defendants filed motions to dismiss the Consolidated Amended Complaint on March 5, 1999. Oral arguments on the motions were held on April 21, 1999 and the Court granted the Company's and the individual defendants' motions to dismiss pursuant to an order dated June 1, 1999. The plaintiffs have appealed the Court's order of dismissal. The Company intends to contest the appeal and support the Court's order of dismissal. The First Circuit Court of Appeals has indicated that the case may be ready for argument or submission in the January 2000 session.

  While the District Court has dismissed the Consolidated Amended Complaint, the First Circuit Court of Appeals could reinstate it. While the Company believes it would have meritorious defenses to the action if it were reinstated, an adverse resolution of the lawsuit could have a material adverse effect on the Company's financial condition and results of operations in the period in which the litigation is resolved. The Company is not able to reasonably estimate potential losses, if any, related to the Consolidated Amended Complaint.

  On or about April 28, 1999, the Company filed a lawsuit in the United States District Court for the District of Massachusetts against Micah Technology Services, Inc. and Affiliated Computer Services, Inc. (collectively, ''Micah''). The lawsuit principally alleges that Micah breached its contract with the Company by failing to pay for services performed by the Company under such contract. The lawsuit further alleges that since Micah was unjustly enriched by the services performed by the Company, the Company is entitled to recovery based on quantum meruit, and that Micah engaged in unfair and/or deceptive trade practices or acts in violation of Massachusetts General Laws ("M.G.L.") Chapter 93A by allowing the Company to perform services when Micah did not pay for such services. The lawsuit seeks unspecified damages on the breach of contract and quantum meruit claims and double or triple damages on the Chapter 93A claim. Micah has denied the Company's allegations and has filed a counterclain against the Company principally alleging fraud, negligent misrepresentations, breach of contract and that the Company engaged in unfair and/or deceptive trade practices or acts in violation of M.G.L. Chapter 93A by its misrepresentations and breach of contract. The Company denied the allegations contained in Micah's counterclaim and intends to contest the counterclaim vigorously.

Item II.   Changes in Securities and Use of Proceeds

     Pursuant to a settlement agreement and release dated June 29, 1999 among the Company, AFG and affiliates of AFG, the Company agreed to issue 300,000 shares of its common stock to AFG in a transaction exempt from registration under the Securities Act of 1933. The securities were issued in consideration for the release by AFG and its affiliates of the Company's obligations to those persons. The securities were issued in a transaction by an issuer not involving any public offering and pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 and/or the rules and regulations promulgated thereunder. No underwriters were utilized in connection with the issuance of the securities and no underwriting discounts or commissions were paid or incurred thereby.

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

Exhibit 10. Settlement Agreement and Release dated June 29, 1999 among the Company, American Financial Group, Inc. ("AFG") and affiliates of AFG.
Exhibit 11.  Statement re computation of per share earnings
Exhibit 27.  Financial Data Schedule

  (b) Reports on Form 8-K:

  A Current Report on Form 8-K dated March 29, 1999 was filed by the Company on April 7, 1999. The Company reported under Item 5 (Other Events) that it anticipated a $2 to $2.5 million net loss for the quarter ended March 31, 1999, that the net loss would sufficiently erode the Company's cash balances and jeopardize its ability to continue as a going concern. The Company also announced that it did not believe that it would be able to achieve a cash flow breakeven position in the future and that its Board of Directors was considering various alternatives. The Company also announced that it would significantly reduce its workforce.

  A Current Report on Form 8-K dated April 2, 1999 was filed by the Company on April 20, 1999. The Company reported under Item 5 (Other Events) that, on April 2, 1999, Dominic K. Chan resigned his office as President and Chief Executive Officer and as a member of the Board of Directors. The Board appointed John Giordano, the Company's Chief Financial Officer and Vice President, to the additional positions of President and Chief Executive Officer. The Company also announced that it was reducing its workforce by approximately 40 people and that the restructuring charge associated with the reduction was estimated to be $250,000.

  A Current Report on Form 8-K dated May 10, 1999 was filed by the Company on May 13, 1999. The Company reported under Item 5 (Other Events) that Dominic K. Chan had been engaged by the Company to consult, without renumeration, on strategic alliances and sales related matters and, that after careful consideration, he did not intend to make an offer to purchase certain of the Company's assets. The Company also announced the appointment of Andrea Campbell, Ronald Garabedian, Charistopher Bailey and James Dunleavy as Vice President - Sales and Marketing, Treasurer, Vice President - Research and Development and Vice President - Outsourcing Services, respectively.

  A Current Report on Form 8-K dated June 4, 1999 was filed by the Company on June 8, 1999. The Company reported under Item 5 (Other Events) that the United States District Court for the District of Massachusetts upheld the defendents' motion to dismiss the consolidated class action lawsuit alleging violations of federal securities laws against the Company and three of its former officers.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:    August 11,  1999

                                  Peritus Software Services, Inc.

                                  By:  /s /   JOHN D. GIORDANO
                                       --------------------------------
                                              John D. Giordano
                                       President, Chief Executive Officer
                                          and Chief Financial Officer
                                         (Principal Financial Officer)

                        PERITUS SOFTWARE SERVICES, INC.

                                   FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                 EXHIBIT INDEX

Exhibit No.     Description
-----------     -----------
  10            Settlement Agreement and Release dated July 29, 1999 by and amount the Company, American Financial Group, Inc. ("AFG") and
                affiliates of AFG.
  11            Statement Re computation of net loss per common share
  27            Financial Data Schedule