Form 10-Q
period 1999-09-30
PERITUS SOFTWARE SERVICES INC
filed 1999-11-12
CIK 1011632

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

  [X]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the Quarterly Period Ended September 30, 1999.

                                      OR

  [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM       TO

                       Commission File Number 000-22647

                        PERITUS SOFTWARE SERVICES, INC.
            (Exact Name of Registrant as Specified in its Charter)

            Massachusetts                            04-3126919
   (State or Other Jurisdiction of                (I.R.S. Employer
   Incorporation or Organization)                Identification No.)

    112 Turnpike Road, Suite 111                       01581
     Westborough, Massachusetts                      (Zip Code)
   (Address of Principal Executive
              Offices)

                                (508) 870-0963
             (Registrant's Telephone Number, Including Area Code)

                               2 Federal Street
                        Billerica, Massachusetts 01821
             (Former Name, Former Address and Former Fiscal Year,
                         If Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                           Shares outstanding at
      Title of Class                                         November 8, 1999
      --------------                                       ---------------------
      Common Stock, $0.01 par value.......................      17,173,975

                        PERITUS SOFTWARE SERVICES, INC.

                                   FORM 10-Q

               For The Quarterly Period Ended September 30, 1999

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
Part I. Financial Information
 Item 1. Financial Statements..............................................   3
   Consolidated Balance Sheet as of September 30, 1999 and December 31,
    1998...................................................................   3
   Consolidated Statement of Operations for the Three and Nine Months Ended
    September 30, 1999 and 1998............................................   4
   Consolidated Statement of Cash Flows for the Nine Months Ended September
    30, 1999 and 1998......................................................   5
   Notes to Unaudited Consolidated Financial Statements....................   6
 Item 2. Management's Discussion and Analysis of Financial Condition and
  Results of Operations....................................................  12
 Item 3. Quantitative and Qualitative Disclosures about Market Risk........  30
Part II. Other Information
 Item 1. Legal Proceedings.................................................  31
 Item 2. Changes in Securities and Use of Proceeds.........................  32
 Item 6. Exhibits and Reports on Form 8-K..................................  32
Signatures.................................................................  33

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

  This Quarterly Report on Form 10-Q may contain forward looking statements which involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in such statements. Certain factors that could cause such a difference include, without limitation, the risks specifically described in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, Quarterly Reports on Form 10-Q for the Quarters ended March 31, 1999 and June 30, 1999 and other public documents, filed by the Company with the Securities and Exchange Commission (the "Commission"), which factors are incorporated herein by reference, the factors listed below in "Factors That May Affect Future Results" and other factors such as the Company's failure to achieve cash flow breakeven/strategic initiatives, financing, over the counter listing, revenue risk, litigation risk, limited operating history, potential fluctuation in quarterly performance, the need to develop additional products and services, the concentration of clients and credit risk, the impact of competitive products and services and pricing, competition for qualified technical, sales and marketing personnel, the offering of fixed-price, fixed time-frame contracts rather than contracts on a time and materials basis, the potential for contract liability related to the provision of year 2000 and other products and services, the potential for software errors or bugs in the Company's products, limited protection of proprietary rights, dependence on third party technology, rapid technological change, product or services demand and market acceptance risks, product development and services capacity, commercialization and technological difficulties, capacity and supply constraints or difficulties and the effect of general business or economic conditions.

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                        PERITUS SOFTWARE SERVICES, INC.

                           CONSOLIDATED BALANCE SHEET
                   (In Thousands, Except Share-related Data)

                                                      September 30, December 31,
                                                          1999          1998
                                                      ------------- ------------
                                                       (Unaudited)
                       ASSETS
Current Assets:
  Cash and cash equivalents.........................    $  2,470      $  2,809
  Restricted cash...................................         --            569
  Short-term investments............................         --            500
  Accounts receivable, net of allowance for doubtful
   accounts of $187 and $726, respectively, and
   including amounts receivable from related parties
   of $-- and $42, respectively.....................         522         3,720
  Costs and estimated earnings in excess of billings
   on uncompleted contracts.........................         358           951
  Prepaid expenses and other current assets.........         306           816
                                                        --------      --------
    Total Current Assets............................       3,656         9,365
Property and equipment, net.........................         850         3,848
Intangible and other assets, net....................         132           510
                                                        --------      --------
    Total Assets....................................    $  4,638      $ 13,723
                                                        ========      ========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of capital lease obligations........    $     13      $     90
Current portion of long-term debt...................         --            269
Accounts payable....................................          14           462
Customer advance....................................         296           --
Billings in excess of costs and estimated earnings
 on uncompleted contracts...........................         425           435
Deferred revenue....................................         269         1,890
Other accrued expenses and other current
 liabilities........................................       1,192         4,414
                                                        --------      --------
    Total Current Liabilities.......................       2,209         7,560
Capital lease obligations...........................          28           286
Long-term restructuring.............................         --          1,067
                                                        --------      --------
    Total Liabilities...............................       2,237         8,913
                                                        ========      ========
Stockholders' Equity:
Common stock, $.01 par value; 50,000,000 shares
 authorized; 17,173,975 and 16,344,985 shares issued
 and outstanding at September 30, 1999 and December
 31, 1998, respectively.............................         172           164
Additional paid-in capital..........................     105,279       105,135
Accumulated deficit.................................    (103,046)     (100,488)
Accumulated other comprehensive loss................          (4)           (1)
                                                        --------      --------
    Total Stockholders' Equity......................       2,401         4,810
                                                        --------      --------
    Total Liabilities and Stockholders' Equity......    $  4,638      $ 13,723
                                                        ========      ========

  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                        PERITUS SOFTWARE SERVICES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
                 (In Thousands, Except Per Share-related Data)

                                     Three Months           Nine Months
                                  Ended September 30,   Ended September 30,
                                  --------------------  ---------------------
                                    1999       1998       1999        1998
                                  --------- ----------  ---------  ----------
                                                (Unaudited)
REVENUE:
  Outsourcing services, including
   $-, $106, $- and $872 from
   related parties,
   respectively.................. $  1,354  $    2,270  $   4,846  $    7,685
  License, including $-, $-, $-
   and $255 from related parties,
   respectively..................      149         763      1,937       8,602
  Other services, including $-,
   $-, $- and $204 from related
   parties, respectively.........      457       2,260      2,957       9,522
                                  --------  ----------  ---------  ----------
    Total Revenue................    1,960       5,293      9,740      25,809
                                  --------  ----------  ---------  ----------
COST OF REVENUE:
  Cost of outsourcing services,
   including $-, $86, $- and $750
   from related parties,
   respectively..................      951       1,826      4,125       5,833
  Cost of license................       15         474        162       1,520
  Cost of other services,
   including $-, $-, $- and $56
   from related parties,
   respectively..................      159       2,551      1,842       7,636
                                  --------  ----------  ---------  ----------
    Total Cost of Revenue........    1,125       4,851      6,129      14,989
                                  --------  ----------  ---------  ----------
    Gross Profit.................      835         442      3,611      10,820
                                  --------  ----------  ---------  ----------
OPERATING EXPENSES:
  Sales and marketing............      112       3,980      1,367      10,355
  Research and development.......      264       2,150      1,078       7,195
  General and administrative.....      793       2,969      3,276       6,017
  Impairment of long-lived
   assets........................      207       4,294        961       4,294
  Restructuring charge...........     (450)      3,279       (455)      4,718
                                  --------  ----------  ---------  ----------
    Total Operating Expenses.....      926      16,672      6,227      32,579
                                  --------  ----------  ---------  ----------
Loss from Operations.............      (91)    (16,230)    (2,616)    (21,759)
Interest income, net.............       25          95         63         440
                                  --------  ----------  ---------  ----------
Loss before gain on disposition
 of majority-owned subsidiary,
 income taxes and minority
 interest in majority-owned
 subsidiary......................      (66)    (16,135)    (2,553)    (21,319)
Gain on disposition of majority-
 owned subsidiary................      --          (11)       --          (11)
Provision for income taxes.......        5         --           5          25
                                  --------  ----------  ---------  ----------
Loss before minority interest in
 majority-owned subsidiary.......      (71)    (16,124)    (2,558)    (21,333)
Minority interest in majority-
 owned subsidiary................      --            8        --           (4)
                                  --------  ----------  ---------  ----------
  Net Loss....................... $   ( 71) $  (16,132) $  (2,558) $  (21,329)
                                  ========  ==========  =========  ==========
Net Loss per common share:
  Basic.......................... $  (0.00) $    (0.99) $   (0.16) $    (1.32)
                                  ========  ==========  =========  ==========
  Diluted........................ $  (0.00) $    (0.99) $   (0.16) $    (1.32)
                                  ========  ==========  =========  ==========
Weighted average common shares
 outstanding:
  Basic..........................   16,763      16,294     16,496      16,121
                                  ========  ==========  =========  ==========
  Diluted........................   16,763      16,294     16,496      16,121
                                  ========  ==========  =========  ==========

  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                        PERITUS SOFTWARE SERVICES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)

                                                           Nine Months Ended
                                                             September 30,
                                                           -------------------
                                                             1999      1998
                                                           --------  ---------
                                                              (Unaudited)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
Net loss.................................................. $ (2,558) $ (21,329)
Adjustments to reconcile net loss to net cash used for
 operating activities:
 Depreciation and amortization............................    1,215      2,444
 Minority interest in majority-owned subsidiary...........      --          (4)
 Impairment of long-lived assets..........................      961      4,294
 Gain on disposition of majority-owned subsidiary.........      --         (11)
Changes in assets and liabilities:
  Accounts receivable.....................................    3,198      6,837
  Costs and estimated earnings in excess of billings on
   uncompleted contracts..................................      593        855
  Prepaid expenses and other current assets...............      510       (585)
  Other assets............................................      113       (188)
  Accounts payable........................................     (448)      (598)
  Proceeds from customer advance..........................      296        --
  Billings in excess of costs and estimated earnings on
   uncompleted contracts..................................      (10)       290
  Deferred revenue........................................   (1,621)      (693)
  Other accrued expenses and current liabilities excluding
   accrued restructuring..................................   (1,609)      (230)
  Accrued restructuring...................................   (1,835)     3,842
                                                           --------  ---------
    Net cash used for operating activities................   (1,195)    (5,076)
                                                           --------  ---------
Cash flows from investing activities:
  Cash of majority-owned subsidiary disposed, net of cash
   received...............................................      --      (1,074)
  Sale of short-term investments..........................      500        500
  Proceeds from sale of property and equipment............      288        --
  Purchases of property and equipment.....................      (48)    (2,726)
                                                           --------  ---------
    Net cash provided by (used in) investing activities...      740     (3,300)
                                                           --------  ---------
Cash flows from financing activities:
  Restricted cash.........................................      569        --
  Principal payments on long-term debt....................     (269)      (219)
  Principal payments on capital lease obligations.........     (335)       (70)
  Proceeds from issuance of common stock, net of issuance
   costs..................................................      152      1,282
  Proceeds from repayment of note receivable from
   stockholder............................................      --          58
                                                           --------  ---------
    Net cash provided by financing activities.............      117      1,051
                                                           --------  ---------
Effects of exchange rates on cash and cash equivalents....       (1)       (11)
                                                           --------  ---------
Net decrease in cash and cash equivalents.................     (339)    (7,336)
Cash and cash equivalents, beginning of period............    2,809     11,340
                                                           --------  ---------
Cash and cash equivalents, end of period.................. $  2,470  $   4,004
                                                           ========  =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
 Cash paid for income taxes............................... $     29  $      78
 Cash paid for interest...................................       24         49

  The accompanying notes are an integral part of these unaudited consolidated financial statements.

                        PERITUS SOFTWARE SERVICES, INC.

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION AND GOING CONCERN MATTERS

  The accompanying unaudited consolidated financial statements include the accounts of Peritus Software Services, Inc. and its subsidiaries (the "Company") and have been prepared by the Company without audit in accordance with the Company's accounting policies, as described in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1998, as filed with the Securities and Exchange Commission ("SEC"). In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which, other than the restructuring and asset impairment charges, consist only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1998 Annual Report on Form 10-K, as amended. The operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year ending December 31, 1999.

  The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. However, the Company experienced net losses of $2,558,000, $26,673,000 and $67,490,000 in the nine months ended September 30, 1999 and in the years ended December 31, 1998 and December 31, 1997, respectively, which raise doubt about its ability to continue as a going concern. The Company's cash flow requirements will depend on the results of future operations. The Company's continued existence is dependent upon its ability to achieve a cash flow breakeven position and/or to obtain additional sources of financing. The Company has serious concerns that it will be unable to achieve a cash flow breakeven position in the future and the Company is considering various alternatives including the possibility of filing for the protection against creditors or liquidation under applicable bankruptcy laws. The Company currently maintains its outsourcing service delivery resources and limited sales and year 2000 resources required to meet current support obligations. The Company's common stock is traded on the Over The Counter ("OTC") Bulletin Board which has several requirements for listing. Failure to meet listing requirements may result in the Company being de-listed. There can be no assurance that the Company will not be de-listed.

  During 1998, the Company's bank indicated that it would not renew or further extend its revolving line of credit facility and demanded that cash collateral be provided for all amounts outstanding under its equipment financing agreement with the Company since the Company was in default of certain financial and operating covenants thereunder. At December 31, 1998, $269,000 and $300,000 of cash was pledged as collateral for all amounts outstanding under the equipment financing agreement and the standby letter of credit, respectively. Accordingly, these amounts have been classified as restricted cash on the accompanying Consolidated Balance Sheet. As of September 30, 1999, there were no amounts outstanding under the revolving credit facility or the equipment financing agreement. The Company expects to conclude an accounts receivable purchase agreement with a lender to permit borrowing against certain acceptable receivables at a rate of 80% of the face amount of such receivables up to a maximum of $4 million. In exchange for such agreement, the Company will grant the lender a security interest in substantially all of its assets. In March 1999, the Company announced that it had retained Covington Associates to render financial advisory and investment banking services in connection with exploring strategic alternatives including the potential sale of the Company. The engagement agreement was entered into in December 1998. The Company is also exploring strategic initiatives to raise additional funds or sell all or part of its assets. There can be no assurance that the Company will achieve a cash flow breakeven position or that it will be able to successfully borrow against the accounts receivable purchase agreement, negotiate other borrowing arrangements or raise additional funds through bank borrowings and/or debt and/or equity financings. Further reductions in expenses or the sale of assets may not be adequate to bring the Company to a cash breakeven position. In addition, there can be no assurance that such actions will not have an adverse

                        PERITUS SOFTWARE SERVICES, INC.

effect on the Company's ability to generate revenue or successfully implement any strategic alternatives under consideration. The Company's present expectation is that revenue will continue to decline in the foreseeable future. Failure to establish a cash flow breakeven position or raise additional funds through bank borrowings and/or equity and/or debt financings would adversely impact the Company's ability to continue as a going concern. The Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

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

  On January 8, 1999, the plaintiffs filed a Consolidated Amended Complaint applicable to all previously filed actions. The Consolidated Amended Complaint alleges a class period of October 22, 1997 through October 26, 1998 and principally claims that the Company and three of its former officers violated federal securities laws by purportedly making false and misleading statements (or omitting material information) concerning the MDI acquisition and the Company's revenue during the proposed class period, thereby allegedly causing the value of the Company's stock to be artificially inflated. Previously stated claims against the Company and its underwriters alleging violations of the federal securities laws as a result of purportedly inadequate or incorrect disclosure in connection with the Company's initial public offering were not included in the Consolidated Amended Complaint. The Company and the individual defendents filed motions to dismiss the Consolidated Amended Complaint on March 5, 1999. Oral arguments on the motions were held on April 21, 1999 and the Court granted the Company's and the individual defendants' motions to dismiss pursuant to an order dated June 1, 1999. The plaintiffs have appealed the Court's order of dismissal. The Company intends to contest the appeal and support the Court's order of dismissal. Appellate briefs are due to be filed with the First Circuit Court of Appeals in November and December 1999.

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

                        PERITUS SOFTWARE SERVICES, INC.

  On or about April 28, 1999, the Company filed a lawsuit in the United States District Court for the District of Massachusetts against Micah Technology Services, Inc. and Affiliated Computer Services, Inc. (collectively, "Micah"). The lawsuit principally alleges that Micah breached its contract with the Company by failing to pay for services performed by the Company under such contract. The lawsuit further alleges that since Micah was unjustly enriched by the services performed by the Company, the Company is entitled to recovery based on quantum meruit, and that Micah engaged in unfair and/or deceptive trade practices or acts in violation of Massachusetts General Laws ("M.G.L.") Chapter 93A by allowing the Company to perform services when Micah did not pay for such services. The lawsuit seeks unspecified damages on the breach of contract and quantum meruit claims and double or triple damages on the Chapter 93A claim. Micah has denied the Company's allegations and has filed a counterclaim against the Company principally alleging fraud, negligent misrepresentations, breach of contract and that the Company engaged in unfair and/or deceptive trade practices or acts in violation of M.G.L. Chapter 93A by its misrepresentations and breach of contract. The Company denied the allegations contained in Micah's counterclaim and intends to contest the counterclaim vigorously. The parties are in the initial discovery phase of the litigation.

  In addition to the matters noted above, the Company is from time to time subject to legal proceedings and claims which arise in the normal course of its business. In the opinion of management, the amount of ultimate liability with respect to these other actions, currently known, will not have a material adverse effect on the Company's financial position or results of operations for the nine months ended September 30, 1999.

3. RESTRUCTURING CHARGES

  On March 29, 1999, the Company announced its intention to restructure. The restructure plan was finalized on March 31, 1999 and the Company recorded a charge of $291,000, consisting of severance payments associated with the termination of approximately 30% of the Company's employees representing substantially all of its sales, marketing and year 2000 delivery personnel (40 employees). Payments related to terminated employees were completed by May 28, 1999. The restructuring resulted in a quarterly reduction of approximately $1,000,000 in salary and related costs beginning in the third quarter of 1999.

  The amounts accrued to and payments against the accrued restructuring during the first quarter of 1999 and the composition of the remaining balance at March 31, 1999 were as follows:

                                   Balance      Q1 1999 Q1 1999     Balance
                              December 31, 1998 Accrual Payments March 31, 1999
                              ----------------- ------- -------- --------------
                                               (in thousands)
Provision for severance and
 benefit payments to
 terminated employees.......       $  536        $291    $(212)      $  615
Provision related to closure
 of facilities and reduction
 of occupied space..........        2,144         --      (361)       1,783
                                   ------        ----    -----       ------
    Total...................       $2,680        $291    $(573)      $2,398
                                   ======        ====    =====       ======

  In April of 1999, the Company decided to further reduce the amount of space it occupies in its Billerica, Massachusetts headquarters facility. The space consolidation was completed in the second quarter of 1999 and the Company increased the amount of space it was offering for sublease from 50,000 to 75,000 square feet. Accordingly, the Company recorded an additional restructure accrual of $517,000 consisting of the cost of lease expenses and real estate commissions associated with the additional vacated 25,000 square feet net of estimated sublease income. This additional restructuring resulted in a quarterly reduction in rent expense of $87,000 beginning in the third quarter of 1999. Payments and reclassifications during the second quarter of 1999 included a settlement payment of $136,000 associated with the early termination of the Company's lease for its facility in Cincinnati, Ohio and a $296,000 adjustment to reclassify the rent levelization accrual associated with the vacated

                        PERITUS SOFTWARE SERVICES, INC.

space in its Billerica headquarters facility from other accrued expenses into the restructure accrual. At the end of the second quarter of 1999, the Company re-evaluated the estimated costs associated with its previous restructure charges based upon activity and experience to date. Based upon its revised estimates, the Company recorded a release of $813,000 from the restructure accrual. The combination of the second quarter accrual and the second quarter release resulted in a net favorable impact of $296,000 to the results of operations for the three months ended June 30, 1999.

  The amounts accrued to and released from and payments and adjustments made against the restructure accrual along with the composition of the remaining balance at June 30, 1999 were as follows:

                             Balance       Q2 1999                      Balance
                            March 31,     Payments/     Q2 1999 Q2 1999 June 30,
                              1999    Reclassifications Accrual Release   1999
                            --------- ----------------- ------- ------- --------
                                               (in thousands)
Provision for severance
 and benefit payments to
 terminated employees.....   $  615         $(425)       $--     $ (75)  $  115
Provision related to
 closure of facilities and
 reduction of occupied
 space....................    1,783           105         517     (738)   1,667
                             ------         -----        ----    -----   ------
    Total.................   $2,398         $(320)       $517    $(813)  $1,782
                             ======         =====        ====    =====   ======

  In August of 1999, the Company executed a lease termination agreement for its Lisle, Illinois facility. Under the agreement, the Company paid $100,000 and relinquished its $16,000 security deposit. These amounts were charged against the accrued restructuring liability during the third quarter of 1999.

  In September of 1999, the Company entered into a settlement agreement with BCIA New England Holdings LLC for release from its Billerica real estate lease. Under the settlement, the Company agreed to pay $200,000 in cash, relinquish its $300,000 security deposit, issue 500,000 shares of common stock and provide $71,000 of furniture and equipment. All of these items were charged against the accrued restructuring liability during the third quarter of 1999. The Company also charged the liability for an $734,000 write-off of leasehold improvements and other fixed assets directly tied to its Billerica and Lisle facilities.

  The third quarter payments and reclassifications also include a $110,000 payment for the settlement of two telephone leases and the elimination of the associated $270,000 capital lease liability, and a $149,000 adjustment to reclassify the remaining rent levelization accrual for the Billerica facility from other accrued expenses into the restructure accrual.

  The Billerica settlement cost the Company less than originally estimated. As a result, the Company recorded a release of $436,000 associated with the facilities provision. In total, the Company recorded a net favorable impact of $450,000 associated with restructuring to the results of operations for the three months ended September 30, 1999.

  The amounts accrued to and released from and payments and adjustments made against the restructure accrual along with the composition of the remaining balance at September 30, 1999 were as follows:

                                             Q3 1999                 Balance
                             Balance        Payments/     Q3 1999 September 30,
                          June 30, 1999 Reclassifications Release     1999
                          ------------- ----------------- ------- -------------
                                             (in thousands)
Provision for severance
 and benefit payments to
 terminated employees....    $  115          $  (101)      $ (14)     $ --
Provision related to
 closure of facilities
 and reduction of
 occupied space..........     1,667           (1,231)       (436)       --
                             ------          -------       -----      -----
    Total................    $1,782          $(1,332)      $(450)     $ --
                             ======          =======       =====      =====

                        PERITUS SOFTWARE SERVICES, INC.

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

  In June 1999, as a result of the continuing downsizing of the Company's operations and continuing decline in operating results, the Company reviewed the carrying amount of its property and equipment and committed to a plan to dispose certain of its assets, primarily excess computer equipment and furniture relating to the restructured operations, either by sale or by abandonment. The fair value of the assets to be disposed of was measured at management's best estimate of salvage value, by using the current market values or the current selling prices for similar assets. Based upon management's review, the carrying amount of assets having a net book value of $1,143,000 was written down to a total amount of $389,000, representing the lower of carrying amount or fair value (salvage value) and the Company recorded an impairment charge totaling $754,000. The reduction in depreciation expenses resulting from this write-down is approximately $82,000 on a quarterly basis beginning in the third quarter of 1999. The Company completed its sale of assets associated with its June impairment charge in the third quarter of 1999 and the sale proceeds received were not significantly different from original estimates.

  During the third quarter of 1999, the Company made a decision to transfer the research and development responsibility for its SAM Workbench product from India to the United States. As a result of that decision, the personnel in India were no longer required and were transferred (with the exception of one) to another company without cost. The Company's facility lease in India expires in February of 2000 and the Company expects to complete the sale of all furniture and equipment before that time. The Company, therefore, recorded an impairment charge of $145,000 against assets having a net book value of $182,000 to write down the assets involved to their estimated fair value (salvage value) of $37,000. The reduction in depreciation expense from this write-down will be approximately $30,000 on a quarterly basis beginning in the fourth quarter of 1999.

  During the third quarter of 1999, the Company completed its review of its product offering going forward. The determination was made that the Company would not be able to afford to develop future products based upon its patented technology. In addition, the Company expects that it will receive minimal future revenue from its existing products that include the patented technology. Accordingly, management concluded that the remaining patent book value of $63,000 could no longer be supported and it was written down to zero. The write-down was included in the third quarter impairment charge. Savings in amortization expense from this write-down will be $17,000 on a quarterly basis beginning in the fourth quarter of 1999.

5. OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES

  Other accrued expenses and current liabilities consist of the following:

                                                      September 30, December 31,
                                                          1999          1998
                                                      ------------- ------------
Restructuring costs..................................  $       --    $1,613,000
Employee-related costs...............................     198,000       548,000
Rent levelization....................................          --       357,000
Professional costs...................................     135,000       342,000
Accrued Sales and Use Tax............................     487,000       185,000
Other................................................     372,000     1,369,000
                                                       ----------    ----------
                                                       $1,192,000    $4,414,000
                                                       ==========    ==========

                        PERITUS SOFTWARE SERVICES, INC.

6. COMPREHENSIVE INCOME (LOSS)

  Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. This standard requires that an enterprise display an amount representing total comprehensive income for the period. At September 30, 1999, the balance of accumulated other comprehensive loss was comprised of foreign currency translation adjustments only.

  For the three and nine months ended September 30, 1999 and 1998, the Company's comprehensive loss was comprised as follows:

                                                               Nine Months
                                       Three Months Ended         Ended
                                          September 30         September 30
                                       --------------------  -----------------
                                        1999       1998       1999      1998
                                       --------------------  -------  --------
                                                  (in thousands)
Net loss.............................. $   (71) $   (16,132) $(2,558) $(21,329)
Translation adjustment................       3            2       (3)       13
                                       -------  -----------  -------  --------
                                       $   (68) $   (16,130) $(2,561) $(21,316)
                                       =======  ===========  =======  ========

7. SEGMENT, GEOGRAPHIC, AND PRODUCT INFORMATION

  The Company operates in one reportable segment under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," due to its centralized structure and single industry segment: software maintenance, tools and services. The Company currently derives its revenue from software maintenance outsourcing services, software and methodology licensing and other services (including direct delivery of Year 2000 renovation services and renovation quality evaluation ("RQE") provided directly to end users or indirectly via value added integrators).

  Information by geographic area for the three months ended September 30, 1999 and 1998, is summarized below:

                          Outsourcing Services       License Revenue     Other Services Revenue
                         ----------------------- ----------------------- -----------------------
                         Unaffiliated Affiliated Unaffiliated Affiliated Unaffiliated Affiliated
                         ------------ ---------- ------------ ---------- ------------ ----------
                                                     (in thousands)
September 30, 1999
United States...........    $1,354        --         $149        --         $  457       --
Foreign.................       --         --          --         --            --        --
                            ------       ----        ----        ---        ------       ---
                            $1,354        --         $149        --         $  457       --
                            ======       ====        ====        ===        ======       ===
September 30, 1998
United States...........    $2,135        --         $763        --         $2,253       --
Foreign.................        34        101         --         --              7       --
                            ------       ----        ----        ---        ------       ---
                            $2,169       $101        $763        --         $2,260       --
                            ======       ====        ====        ===        ======       ===

                        PERITUS SOFTWARE SERVICES, INC.

  Information by geographic area for the nine months ended September 30, 1999 and 1998, is summarized below:

                          Outsourcing Services       License Revenue     Other Services Revenue  Long-
                         ----------------------- ----------------------- ----------------------- Lived
                         Unaffiliated Affiliated Unaffiliated Affiliated Unaffiliated Affiliated Assets
                         ------------ ---------- ------------ ---------- ------------ ---------- ------
                                                     (in thousands)
September 30, 1999
United States...........    $4,846        --        $1,937       --         $2,957       --      $  890
Foreign.................       --         --           --        --            --        --          37
                            ------       ----       ------       ---        ------       ---     ------
                            $4,846        --        $1,937       --         $2,957       --      $  927
                            ======       ====       ======       ===        ======       ===     ======
September 30, 1998
United States...........    $6,562        --        $8,602       --         $9,413       --      $5,413
Foreign.................       251        872          --        --            109       --         267
                            ------       ----       ------       ---        ------       ---     ------
                            $6,813       $872       $8,602       --         $9,522       --      $5,680
                            ======       ====       ======       ===        ======       ===     ======

  The geographic classification of revenue is determined based on the country in which the legal entity providing the services is located. Revenue from no single foreign country was greater than 10% of the consolidated revenues of the Company in the nine months ended and at September 30, 1999 and 1998.

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

                        PERITUS SOFTWARE SERVICES, INC.


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

  In March 1999, the Company announced that it had retained Covington Associates to render financial advisory and investment banking services in connection with exploring strategic alternatives including the potential sale of the Company. The engagement agreement was entered into in December 1998. The Company is also exploring strategic initiatives to raise additional funds or sell all or part of its assets. There can be no assurance that the Company will achieve a cash flow breakeven position or that it will be able to raise additional funds through bank borrowings and/or debt and/or equity financings. Further reductions in expenses or the sale of assets may not be adequate to bring the Company to a cash flow breakeven position. In addition, there can be no assurance that such actions will not have an adverse effect on the Company's ability to generate revenue or successfully implement any strategic alternatives under consideration. Failure to establish a cash flow breakeven position or raise additional funds through bank borrowings and/or equity and/or debt financings would adversely impact the Company's ability to continue as a going concern.

  In July 1999, the Company announced that it reached a settlement with American Financial Group, Inc. ("AFG") and its subsidiaries and affiliates for release from its real estate lease in Cincinnati, Ohio and certain other obligations. Under the settlement, the Company agreed to pay $200,000 in cash and 300,000 shares of Common Stock in exchange for release of its real estate lease for 20,500 square feet that required average monthly payments excluding operating expenses of $36,000 through November 2002. The Company had not made any payments since October 1998. The settlement also released the Company from net claims for other services and disputes of $334,500.

  In August 1999, the Company executed a lease termination agreement for its Lisle, Illinois facility. Under that agreement, the Company agreed to pay $100,000 in cash and relinquish its $16,000 security deposit. The real estate lease for 9,000 square feet required average lease and operating expense payments of $18,000 per month through February 2003. The Company had not made any payments since March 1999. Effective September 27, 1999, the Company relocated its corporate headquarters from Billerica, Massachusetts to its existing facility located at 112 Turnpike Road, Westborough, Massachusetts. The Company also reached a settlement agreement with BCIA New England Holdings LLC for release from its real estate lease at 2 Federal Street, Billerica, Massachusetts. Under the settlement, the Company agreed to pay $200,000 in cash, relinquish its $300,000 security deposit, issue 500,000 shares of Common Stock and transfer miscellaneous furnishings and equipment. In exchange, the Company was released from its real estate lease for 100,000 square feet which required average lease and operating expense payments of $145,000 per month through February 2006. The Company had not made any payments since July 1999.

  The Company experienced net losses of $2,558,000, $26,673,000 and $67,490,000 in the nine months ended September 30, 1999 and in the years ended December 31, 1998 and December 31, 1997, respectively, which raise doubt about its ability to continue as a going concern. The Company's cash flow requirements will depend on the results of future operations. The Company's continued existence is dependent upon its ability to achieve a cash flow breakeven position and/or to obtain additional sources of financing. The Company has serious concerns that it will be unable to achieve a cash flow breakeven position in the future and the Company is considering

                        PERITUS SOFTWARE SERVICES, INC.

various alternatives including the possibility of filing for the protection against creditors or liquidation under applicable bankruptcy laws. The Company currently maintains its outsourcing service delivery resources and limited sales and year 2000 resources required to meet current support obligations. The Company's common stock is traded on the Over The Counter ("OTC") Bulletin Board which has several requirements for listing. Failure to meet listing requirements may result in the Company being de-listed. There can be no assurance that the Company will not be de-listed.

  The Company's current focus is on minimizing expenses, while preserving its principal saleable assets: its outsourcing business and its technology. During the second and third quarters of 1999, the Company spent considerable effort to reduce its fixed costs. The Company is continuing to selectively pursue sales of its software tools. The Company is also focusing on renewing its existing outsourcing contracts and licensing its methodologies and providing limited consulting services. The Company continues to support its existing software customers and continues to offer very limited year 2000 services based on availability of contracted resources.

  The Company currently derives its revenue from software maintenance outsourcing services, software and methodology licensing and other services sold directly to end users. The Company's current sales organization includes one employee. The Company's present expectation is that revenue will continue to decline in the foreseeable future.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

 Revenue

  Total revenue decreased 63.0% to $1,960,000 in the three months ended September 30, 1999 from $5,293,000 in the three months ended September 30, 1998. This decrease in revenue was primarily due to a decrease in other services and outsourcing revenues and, to a lesser extent, in the licensing of the Company's software, products and tools.

  Outsourcing Services. Outsourcing services revenue decreased 40.4% to $1,354,000 in the three months ended September 30, 1999 from $2,270,000 in the three months ended September 30, 1998. As a percentage of total revenue, outsourcing services revenue increased to 69.1% in the three months ended September 30, 1999 from 42.9% for the three months ended September 30, 1998. The increase in outsourcing services revenue as a percentage of total revenue reflects the decreased contribution of other services and license revenue to total revenue during the three months ended September 30, 1999 when compared to the same period in the prior year. The decrease in outsourcing revenue in the three months ending September 30, 1999 compared to September 30, 1998 was primarily attributable to the sale of a foreign subsidiary in July 1998, the loss of a month-to-month customer during the second quarter of 1999, the inability to renew a customer whose contract expired at the end of the second quarter, and reduced levels of service for two other customers. The Company was also informed by another customer that it was exercising its six-month termination option which took effect November 5, 1999. Outsourcing services remain a major component of the Company's business. However, due to the Company's degraded financial condition, the Company anticipates that it will continue to have difficulty attracting new outsourcing customers and that it may be difficult to renew or extend outsourcing contracts from existing customers. Without the addition of new business, the Company will continue to experience a significant reduction in revenue from outsourcing services in the future.

  License. License revenue decreased 80.5% to $149,000 in the three months ended September 30, 1999 (7.6% of total revenue), compared to $763,000 (14.4% of total revenue), in the three months ended September 30, 1998. The decrease in license revenue in absolute dollars was primarily attributable to a decrease in the delivery of licensed software to end users and decreased license fees from value-added integrators. The

                        PERITUS SOFTWARE SERVICES, INC.

market for the Company's year 2000 tools significantly eroded in 1998 and the first nine months of 1999, and the Company anticipates limited year 2000 related license revenue in the future. The Company will continue to pursue licenses of its tools associated with outsourcing services.

  Other Services. Other services revenue decreased 79.8% to $457,000 in the three months ended September 30, 1999 from $2,260,000 in the three months ended September 30, 1998. As a percentage of total revenue, other services revenue decreased to 23.3% in the three months ended September 30, 1999 from 42.7% in the three months ended September 30, 1998. The decrease in other services revenue in absolute dollars was primarily attributable to a decrease in direct delivery, consulting and client support services relating to the Company's year 2000 products and services. Given the reduction in demand for its year 2000 services and the reduction in internal resources announced at the end of March 1999, the Company anticipates continued reductions in its year 2000 related service revenue in the future.

Cost of Revenue

  Cost of Outsourcing Services Revenue. Cost of outsourcing services revenue consists primarily of salaries, benefits, networking, and overhead costs associated with delivering outsourcing services to clients. The cost of outsourcing services decreased 47.9% to $951,000 in the three months ended September 30, 1999 from $1,826,000 for the three months ended September 30, 1998. Cost of outsourcing services revenue as a percentage of outsourcing services revenue decreased to 70.2% in the three months ended September 30, 1999 from 80.4% in the three months ended September 30, 1998. The decrease in the cost of outsourcing services revenue in absolute dollars is primarily attributable to reductions in staffing and other operating expenses.

  Cost of License Revenue. Cost of license revenue consists primarily of amortization of intangibles related to the MDI acquisition and salaries, benefits and related overhead costs associated with license-related materials packaging and freight. Cost of license revenue was $15,000 in the three months ended September 30, 1999, or 10.0% of license revenue. Cost of license revenue was $474,000, or 62.1% of license revenue, in the three months ended September 30, 1998. The 96.8% decrease in cost of license revenue was primarily related to the reduction of amortization expense of intangibles related to the MDI acquisition as a result of the impairment charge recorded against the MDI related intangibles by the Company in the third quarter of 1998.

  Cost of Other Services Revenue. Cost of other services revenue consists primarily of salaries, benefits, subcontracting costs and related overhead costs associated with delivering other services to clients. Cost of other services revenue decreased 93.8% to $159,000 in the three months ended September 30, 1999 from $2,551,000 in the three months ended September 30, 1998. Cost of other services revenue as a percentage of other services revenue decreased to 34.8% in the three months ended September 30, 1999 from 112.9% in the three months ended September 30, 1998. Costs decreased in absolute dollars in the three months ended September 30, 1999 primarily due to reduced staffing for the Company's client support, training and consulting organizations related to fewer customers for the Company's year 2000 products and services, including year 2000 renovations and RQE services.

Operating Expenses

  Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and related overhead costs for sales and marketing personnel, sales referral fees to third parties, advertising programs, and other promotional activities. Sales and marketing expenses decreased 97.2% to $112,000 in the three months ended September 30, 1999 from $3,980,000 in the three months ended September 30, 1998. As a percentage of total revenue, sales and marketing expenses decreased to 5.7% in the three months ended September 30, 1999 from 75.2% in the three months ended September 30, 1998. The decrease in expenses in absolute dollars and as a percentage of revenue was primarily attributable to dramatically reduced staffing, commissions and promotional activities.

                        PERITUS SOFTWARE SERVICES, INC.


  Research and Development. Research and development expenses consist primarily of salaries, benefits and related overhead costs for engineering and technical personnel and outside engineering consulting services associated with developing new products and enhancing existing products. Research and development expenses decreased 87.7% to $264,000 in the three months ended September 30, 1999 from $2,150,000 in the three months ended September 30, 1998. As a percentage of total revenue, research and development expenses decreased to 13.5% in the three months ended September 30, 1999 from 40.6% in the three months ended September 30, 1998. The decrease in research and development expenses in absolute dollars was primarily attributable to dramatically reduced staffing for the product development efforts for the Company's year 2000 products and services, mass change technologies and other software tools.

  General and Administrative. General and administrative expenses consist primarily of salaries and related costs for the finance and accounting, human resources, legal, information systems, and other administrative departments of the Company, as well as contracted legal and accounting services. General and administrative expenses decreased 73.3% to $793,000 in the three months ended September 30, 1999 from $2,969,000 in the three months ended September 30, 1998. As a percentage of total revenue, general and administrative expenses decreased to 40.5% in the three months ended September 30, 1999 from 56.1% in the three months ended September 30, 1998. In the three months ended September 30, 1999, general and administrative expenses did not include any bad-debt related expenses. For the same period in 1998, general and administrative expense did include a write-down of a significant customer receivable balance and an increase in the Company's allowance for doubtful accounts receivable. The remaining expense reduction is primarily a result of reduced staffing from the third quarter of 1998. In the three months ended September 30, 1999, excess space that could not be segregated, was charged to general and administrative expenses.

Restructuring Charges

  In August of 1999, the Company executed a lease termination agreement for its Lisle, Illinois facility. Under the agreement, the Company paid $100,000 and relinquished its $16,000 security deposit. These amounts were charged against the accrued restructuring liability during the third quarter of 1999.

  In September of 1999, the Company entered into a settlement agreement with BCIA New England Holdings LLC for release from its Billerica real estate lease. Under the settlement, the Company agreed to pay $200,000 in cash, relinquish its $300,000 security deposit, issue 500,000 shares of common stock and provide $71,000 of furniture and equipment. All of these items were charged against the accrued restructuring liability during the third quarter of 1999. The Company also charged the liability for an $734,000 write-off of leasehold improvements and other fixed assets directly tied to its Billerica and Lisle facilities.

  The third quarter payments and reclassifications also include a $110,000 payment for the settlement of two telephone leases and the elimination of the associated $270,000 capital lease liability, and a $149,000 adjustment to reclassify the remaining rent levelization accrual for the Billerica facility from other accrued expenses into the restructure accrual.

  The Billerica settlement cost the Company less than originally estimated. As a result, the Company recorded a release of $436,000 associated with the facilities provision. In total, the Company recorded a net favorable impact of $450,000 associated with restructuring to the results of operations for the three months ended September 30, 1999.

                        PERITUS SOFTWARE SERVICES, INC.


  The amounts accrued to and released from and payments and adjustments made against the restructure accrual along with the composition of the remaining balance at September 30, 1999 were as follows:

                                             Q3 1999                 Balance
                             Balance        Payments/     Q3 1999 September 30,
                          June 30, 1999 Reclassifications Release     1999
                          ------------- ----------------- ------- -------------
                                             (in thousands)
Provision for severance
 and benefit payments to
 terminated employees....    $  115          $  (101)      $ (14)     $ --
Provision related to
 closure of facilities
 and reduction of
 occupied space..........     1,667           (1,231)       (436)       --
                             ------          -------       -----      -----
    Total................    $1,782          $(1,332)      $(450)     $ --
                             ======          =======       =====      =====

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

  During the third quarter of 1999, the Company made a decision to transfer the research and development responsibility for its SAM Workbench product from India to the United States. As a result of that decision, the personnel in India were no longer required and were transferred (with the exception of one) to another company without cost. The Company's facility lease in India expires in February of 2000 and the Company expects to complete the sale of all furniture and equipment before that time. The Company, therefore, recorded an impairment charge of $145,000 against assets having a net book value of $182,000 to write down the assets involved to their estimated fair value (salvage value) of $37,000. The reduction in depreciation expense from this write-down will be approximately $30,000 on a quarterly basis beginning in the fourth quarter of 1999.

  During the third quarter, the Company completed its review of its product offering going forward. The determination was made that the Company would not be able to afford to develop future products based upon its patented technology. In addition, the Company expects that it will receive minimal future revenue from its existing products that include the patented technology. Accordingly, management concluded that the remaining patent book value of $63,000 could no longer be supported and it was written down to zero. The write-down was included in the third quarter impairment charge. Savings in amortization expense from this write-down will be $17,000 on a quarterly basis beginning in the fourth quarter of 1999.

Interest Income, Net

  Interest income and expense is primarily comprised of interest income from cash balances, partially offset by interest expense on debt. The Company had interest income, net, of $25,000 in the three months ended September 30, 1999 compared to interest income, net, of $95,000 in the three months ended September 30, 1998. This change in interest income, net, was primarily attributable to reduced interest income from declining cash balances resulting from the Company's continued losses from operations.

                        PERITUS SOFTWARE SERVICES, INC.


Provision for Income Taxes

  The Company's income tax provision was $5,000 (for several small city and state tax obligations) for the three months ended September 30, 1999 and $0 for the three months ended September 30, 1998. The Company did not record a tax provision or benefit in the three months ended September 30, 1998 due to operating losses incurred. The Company continues to maintain a full valuation allowance for its net deferred tax assets since, based on the weight of available evidence, management has concluded that it is more likely than not that these future benefits will not be realized.

Minority Interest in Majority-owned Subsidiary

  The minority interest in majority-owned subsidiary represents the equity interest in the operating results of Persist, the Company's majority-owned Spanish subsidiary, held by stockholders of Persist other than the Company. The Company had no minority interest in majority-owned subsidiary in the three months ended September 30, 1999 since it divested its majority interest in July 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

Revenue

  Total revenue decreased 62.3% to $9,740,000 in the nine months ended September 30, 1999 from $25,809,000 in the nine months ended September 30, 1998. This decrease in revenue was primarily due to a decrease in other services revenue as well as the licensing of the Company's software, products and tools and, to a lesser extent, outsourcing services revenue.

  Outsourcing Services. Outsourcing services revenue decreased 36.9% to $4,846,000 in the nine months ended September 30, 1999 from $7,685,000 in the nine months ended September 30, 1998. As a percentage of total revenue, outsourcing services revenue increased to 49.8% in the nine months ended September 30, 1999 from 29.8% for the nine months ended September 30, 1998. The increase in outsourcing services revenue as a percentage of total revenue reflects the decreased contribution of other services and license revenue to total revenue during the nine months ended September 30, 1999 when compared to the same period in the prior year. The decrease in outsourcing revenue in the nine months ended September 30, 1999 compared to September 30, 1998 was primarily attributable to the sale of a foreign subsidiary in July 1998, the termination of an Engineering Consulting Services Agreement during the second quarter of 1998, and reduced levels of service for several other customers. The Company was also informed by another customer that it was exercising its six-month termination option which took effect November 5, 1999. Outsourcing services remain a major component of the Company's business. However, due to the Company's degraded financial condition, the Company anticipates that it will continue to have difficulty attracting new outsourcing customers and that it may be difficult to renew or extend outsourcing contracts from existing customers. Without the addition of new business, the Company will continue to experience a significant reduction in revenue from outsourcing services in the future.

  License. License revenue decreased 77.5% to $1,937,000 in the nine months ended September 30, 1999 from $8,602,000 in the nine months ended September 30, 1998. As a percentage of total revenue, license revenue decreased to 19.9% in the nine months ended September 30, 1999 from 33.3% in the nine months ended September 30, 1998. The decrease in license revenue for 1999 in absolute dollars was primarily attributable to a decrease in the delivery of licensed software to end users and decreased license fees from value-added integrators. The market for the Company's year 2000 tools significantly eroded in 1998 and the first nine months of 1999, and the Company anticipates limited year 2000 related license revenue in the future. The Company will continue to pursue licenses of its tools associated with outsourcing services.

                        PERITUS SOFTWARE SERVICES, INC.


  Other Services. Other services revenue decreased 68.9% to $2,957,000 in the nine months ended September 30, 1999 from $9,522,000 in the nine months ended September 30, 1998. As a percentage of total revenue, other services revenue decreased to 30.4% in the nine months ended September 30, 1999 from 36.9% in the nine months ended September 30, 1998. The decrease in other services revenue in absolute dollars was primarily attributable to a decrease in direct delivery, consulting and client support services relating to the Company's year 2000 products and services. Given the reduction in demand for its year 2000 services and the reduction in internal resources announced at the end of March 1999, the Company anticipates continued reductions in its year 2000 related service revenue in the future.

Cost of Revenue

  Cost of Outsourcing Services Revenue. Cost of outsourcing services revenue consists primarily of salaries, benefits, networking, and overhead costs associated with delivering outsourcing services to clients. The cost of outsourcing services revenue decreased 29.3% to $4,125,000 in the nine months ended September 30, 1999 from $5,833,000 for the nine months ended September 30, 1998. Cost of outsourcing services revenue as a percentage of outsourcing services revenue increased to 85.1% in the nine months ended September 30, 1999 from 75.9% in the nine months ended September 30, 1998. Costs in the first three months of 1999 were negatively impacted by expenditures in anticipation of and to generate new business that did not materialize. In addition, the Company incurred costs in connection with an agreement with Micah Technology Services, Inc. ("Micah") for which it received no payments. The Company has filed a lawsuit against Micah to attempt to recover amounts due under such agreement See "Part II-Item 1. Legal Proceedings."

  Cost of License Revenue. Cost of license revenue consists primarily of amortization of intangibles related to the MDI acquisition and salaries, benefits and related overhead costs associated with license-related materials packaging and freight. Cost of license revenue was $162,000 in the nine months ended September 30, 1999, or 8.4% of license revenue. Cost of license revenue was $1,520,000, or 17.7% of license revenue, in the nine months ended September 30, 1998. The 89.3% decrease in cost of license revenue was primarily related to the reduction of amortization expense of intangibles related to the MDI acquisition as a result of the impairment charge recorded against the MDI related intangibles by the Company in the third quarter of 1998.

  Cost of Other Services Revenue. Cost of other services revenue consists primarily of salaries, benefits, subcontracting costs and related overhead costs associated with delivering other services to clients. Cost of other services revenue decreased 75.9% to $1,842,000 in the nine months ended September 30, 1999 from $7,636,000 in the nine months ended September 30, 1998. Cost of other services revenue as a percentage of other services revenue decreased to 62.3% in the nine months ended September 30, 1999 from 80.2% in the nine months ended September 30, 1998. Costs decreased in absolute dollars in the nine months ended September 30, 1999 due to reduced staffing for the Company's client support, training and consulting organizations related to fewer customers for the Company's year 2000 products and services, including year 2000 renovations and RQE services.

Operating Expenses

  Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and related overhead costs for sales and marketing personnel, sales referral fees to third parties, advertising programs, and other promotional activities. Sales and marketing expenses decreased 86.8% to $1,367,000 in the nine months ended September 30, 1999 from $10,355,000 in the nine months ended September 30, 1998. As a percentage of total revenue, sales and marketing expenses decreased to 14.0% in the nine months ended September 30, 1999 from 40.1% in the nine months ended September 30 1998. The decrease in expenses in absolute dollars and as a percentage of revenue was primarily attributable to dramatically reduced staffing, commissions and promotional activities.

                        PERITUS SOFTWARE SERVICES, INC.


  Research and Development. Research and development expenses consist primarily of salaries, benefits and related overhead costs for engineering and technical personnel and outside engineering consulting services associated with developing new products and enhancing existing products. Research and development expenses decreased 85.0% to $1,078,000 in the nine months ended September 30, 1999 from $7,195,000 in the nine months ended September 30, 1998. As a percentage of total revenue, research and development expenses decreased to 11.1% in the nine months ended September 30, 1999 from 27.9% in the nine months ended September 30, 1998. The decrease in research and development expenses in absolute dollars was primarily attributable to dramatically reduced staffing for the product development efforts for the Company's year 2000 products and services, mass change technologies and other software tools.

  General and Administrative. General and administrative expenses consist primarily of salaries and related costs for the finance and accounting, human resources, legal, information systems, and other administrative departments of the Company, as well as contracted legal and accounting services. General and administrative expenses decreased 45.6% to $3,276,000 in the nine months ended September 30, 1999 from $6,017,000 in the nine months ended September 30, 1998. As a percentage of total revenue, general and administrative expenses increased to 33.6% in the nine months ended September 30, 1999 from 23.3% in the nine months ended September 30, 1998. In the nine months ended September 30, 1999, the decrease in general and administrative expenses in absolute dollars was primarily due to reduced staffing and the fact that the Company did not incur any bad-debt related expenses. For the same period in 1998, general and administrative expense did include a write-down of a significant customer receivable balance and an increase in the Company's allowance for doubtful accounts receivable. In the nine months ended September 30, 1999, excess space that could not be segregated, was charged to general and administrative expenses.

Restructuring Charges

  On March 29, 1999, the Company announced its intention to restructure. The restructure plan was finalized on March 31, 1999 and the Company recorded a charge of $291,000, consisting of severance payments associated with the termination of approximately 30% of the Company's employees representing substantially all of its sales, marketing and year 2000 delivery personnel (40 employees). Payments related to terminated employees were completed by May 28, 1999. The restructuring resulted in a quarterly reduction of approximately $1,000,000 in salary and related costs beginning in the third quarter of 1999.

  The amounts accrued to and payments against the accrued restructuring during the first quarter of 1999 and the composition of the remaining balance at March 31, 1999 were as follows:

                                    Balance      Q1 1999 Q1 1999     Balance
                               December 31, 1998 Accrual Payments March 31, 1999
                               ----------------- ------- -------- --------------
                                                (in thousands)
Provision for severance and
 benefit payments to
 terminated employees........       $  536        $291    $(212)      $  615
Provisions related to closure
 of facilities and reduction
 of occupied space...........        2,144         --      (361)       1,783
                                    ------        ----    -----       ------
    Total....................       $2,680        $291    $(573)      $2,398
                                    ======        ====    =====       ======

  In April of 1999, the Company decided to further reduce the amount of space it occupies in its Billerica, Massachusetts headquarters facility. The space consolidation was completed in the second quarter of 1999 and the Company increased the amount of space it was offering for sublease from 50,000 to 75,000 square feet. Accordingly, the Company recorded an additional restructure accrual of $517,000 consisting of the cost of lease expenses and real estate commissions associated with the additional vacated 25,000 square feet net of estimated sublease income. This additional restructuring resulted in a quarterly reduction in rent expense of $87,000

                        PERITUS SOFTWARE SERVICES, INC.

beginning in the third quarter of 1999. Payments and reclassifications during the second quarter of 1999 included a settlement payment of $136,000 associated with the early termination of the Company's lease for its facility in Cincinnati, Ohio and a $296,000 adjustment to reclassify the rent levelization accrual associated with the vacated space in its Billerica headquarters facility from other accrued expenses into the restructure accrual. At the end of the second quarter of 1999, the Company re-evaluated the estimated costs associated with its previous restructure charges based upon activity and experience to date. Based upon its revised estimates, the Company recorded a release of $813,000 from the restructure accrual. The combination of the second quarter accrual and the second quarter release resulted in a net favorable impact of $296,000 to the results of operations for the three months ended June 30, 1999.

  The amounts accrued to and released from and payments and adjustments made against the restructure accrual along with the composition of the remaining balance at June 30, 1999 were as follows:

                             Balance       Q2 1999                      Balance
                            March 31,     Payments/     Q2 1999 Q2 1999 June 30,
                              1999    Reclassifications Accrual Release   1999
                            --------- ----------------- ------- ------- --------
                                               (in thousands)
Provision for severance
 and benefit payments to
 terminated employees.....   $  615         $(425)       $--     $ (75)  $  115
Provision related to
 closure of facilities and
 reduction of occupied
 space....................    1,783           105         517     (738)   1,667
                             ------         -----        ----    -----   ------
    Total.................   $2,398         $(320)       $517    $(813)  $1,782
                             ======         =====        ====    =====   ======

  In August of 1999, the Company executed a lease termination agreement for its Lisle, Illinois facility. Under the agreement, the Company paid $100,000 and relinquished its $16,000 security deposit. These amounts were charged against the accrued restructuring liability during the third quarter of 1999.

  In September of 1999, the Company entered into a settlement agreement with BCIA New England Holdings LLC for release from its Billerica real estate lease. Under the settlement, the Company agreed to pay $200,000 in cash, relinquish its $300,000 security deposit, issue 500,000 shares of common stock and provide $71,000 of furniture and equipment. All of these items were charged against the accrued restructuring liability during the third quarter of 1999. The Company also charged the liability for an $734,000 write-off of leasehold improvements and other fixed assets directly tied to its Billerica and Lisle facilities.

  The third quarter payments and reclassifications also include a $110,000 payment for the settlement of two telephone leases and the elimination of the associated $270,000 capital lease liability, and a $149,000 adjustment to reclassify the remaining rent levelization accrual for the Billerica facility from other accrued expenses into the restructure accrual.

  The Billerica settlement cost the Company less than originally estimated. As a result, the Company recorded a release of $436,000 associated with the facilities provision. In total, the Company recorded a net favorable impact of $450,000 associated with restructuring to the results of operations for the three months ended September 30, 1999.

                        PERITUS SOFTWARE SERVICES, INC.


  The amounts accrued to and released from and payments and adjustments made against the restructure accrual along with the composition of the remaining balance at September 30, 1999 were as follows:

                             Balance             Q3 1999              Q3 1999          Balance
                          June 30, 1999 Payments/Reclassifications    Release     September 30, 1999
                          ------------- -------------------------- -------------- ------------------
                                                                   (in thousands)
Provision for severance
 and benefit payments to
 terminated employees...     $  115              $  (101)              $ (14)           $ --
Provision related to
 closure of facilities
 and reduction of
 occupied space.........      1,667               (1,231)               (436)             --
                             ------              -------               -----            -----
    Total...............     $1,782              $(1,332)              $(450)           $ --
                             ======              =======               =====            =====

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

  In June 1999, as a result of the continuing downsizing of the Company's operations and continuing decline in operating results, the Company reviewed the carrying amount of its property and equipment and committed to a plan to dispose certain of its assets, primarily excess computer equipment and furniture relating to the restructured operations, either by sale or by abandonment. The fair value of the assets to be disposed of was measured at management's best estimate of salvage value, by using the current market values or the current selling prices for similar assets. Based upon management's review, the carrying amount of assets having a net book value of $1,143,000 was written down to a total amount of $389,000, representing the lower of carrying amount or fair value (salvage value) and the Company recorded an impairment charge totaling $754,000. The reduction in depreciation expenses resulting from this write-down is approximately $82,000 on a quarterly basis beginning in the third quarter of 1999. The Company completed its sale of assets associated with its June impairment charge in the third quarter of 1999 and the sale proceeds received were not significantly different from original estimates.

  During the third quarter of 1999, the Company made a decision to transfer the research and development responsibility for its SAM Workbench product from India to the United States. As a result of that decision, the personnel in India were no longer required and were transferred (with the exception of one) to another company without cost. The Company's facility lease in India expires in February of 2000 and the Company expects to complete the sale of all furniture and equipment before that time. The Company, therefore, recorded an impairment charge of $145,000 against assets having a net book value of $182,000 to write down the assets involved to their estimated fair value (salvage value) of $37,000. The reduction in depreciation expense from this write-down will be approximately $30,000 on a quarterly basis beginning in the fourth quarter of 1999.

  During the third quarter of 1999, the Company completed its review of its product offering going forward. The determination was made that the Company would not be able to afford to develop future products based upon its patented technology. In addition, the Company expects that it will receive minimal future revenue from its existing products that include the patented technology. Accordingly, management concluded that the remaining patent book value of $63,000 could no longer be supported and it was written down to zero. The write-down was included in the third quarter impairment charge. Savings in amortization expense from this write-down will be $17,000 on a quarterly basis beginning in the fourth quarter of 1999.

                        PERITUS SOFTWARE SERVICES, INC.


Interest Income, Net

  Interest income and expense is primarily comprised of interest income from cash balances, partially offset by interest expense on debt. The Company had interest income, net, of $63,000 in the nine months ended September 30, 1999 compared to interest income, net, of $440,000 in the nine months ended September 30, 1998. This change in interest income, net, was primarily attributable to reduced interest income from declining cash balances resulting from the Company's continued losses from operations.

 Provision for Income Taxes

  The Company's income tax provision was $5,000 for the nine months ended September 30, 1999 compared to $25,000 in the nine months ended September 30, 1998. The Company continues to maintain a full valuation allowance for its net deferred tax assets since, based on the weight of available evidence, management has concluded that it is more likely than not that these future benefits will not be realized.

Minority Interest in Majority-owned Subsidiary

  The minority interest in majority-owned subsidiary represents the equity interest in the operating results of Persist, the Company's majority-owned Spanish subsidiary, held by stockholders of Persist other than the Company. The Company had no minority interest in majority-owned subsidiary in the nine months ended September 30, 1999 since it divested its majority interest in July 1998.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. However, the Company experienced net losses in the years ended December 31, 1997 and 1998 and the nine months ended September 30, 1999, which raise doubt about its ability to continue as a going concern. The Company's cash flow requirements depend on the results of future operations. The Company's continued existence is dependent upon its ability to achieve a cash flow breakeven position and/or to obtain additional sources of financing. The Company has serious concerns that it will be unable to achieve a cash flow breakeven position in the future and is considering various alternatives including the possibility of filing for the protection against creditors or liquidation under applicable bankruptcy laws. The Company has also experienced significant voluntary attrition due to its degraded financial condition.

  In March 1999, the Company announced that it had retained Covington Associates to render financial advisory and investment banking services in connection with exploring strategic alternatives including the potential sale of the Company. The engagement agreement was entered into in December 1998. The Company is also exploring strategic initiatives to raise additional funds or sell all or a part of its assets. There can be no assurance that the Company will achieve a cash flow breakeven position or that it will be able to raise additional funds through bank borrowings and/or debt and/or equity financings. Further reductions in expenses or the sale of assets may not be adequate to bring the Company to a cash breakeven position. In addition, there can be no assurance that such actions will not have an adverse affect on the Company's ability to generate revenue or successfully implement any strategic alternatives under consideration. The Company's present expectation is that revenue will continue to decline in the foreseeable future. Failure to establish a cash flow breakeven position or raise additional funds through bank borrowings and/or equity and/or debt financing would adversely impact the Company's ability to continue as a going concern.

  The Company has financed its operations and capital expenditures primarily with the proceeds from sales of the Company's convertible preferred stock and common stock, borrowings, and advance payments for services from clients. The Company's cash balances were $2,470,000 and $2,809,000 at September 30, 1999 and

                        PERITUS SOFTWARE SERVICES, INC.

December 31, 1998, respectively. The Company's working capital was $1,447,000 and $1,805,000 at September 30, 1999 and December 31, 1998, respectively.

  The Company's operating activities used cash of $1,195,000 and $5,076,000 during the nine months ended September 30, 1999 and 1998, respectively. The Company's use of cash during the nine months ended September 30, 1999 was primarily caused by a net loss of $2,558,000 less non-cash depreciation and amortization expense of $1,215,000, and a charge for impairment of long-lived assets of $961,000. Other uses included a decrease in accrued restructuring of $1,835,000, a decrease in deferred revenue of $1,621,000, a decrease in other accrued liabilities of $1,609,000, and a decrease in accounts payable of $448,000. These amounts were partially offset by a decrease in accounts receivable of $3,198,000, a decrease in costs and estimated earnings in excess of billings on uncompleted contracts of $593,000 and a decrease in prepaid expenses and other current assets of $510,000, the receipt of advance payments from customers of $296,000, and a decrease in other assets of $113,000.

  The Company's investing activities provided cash of $740,000 during the nine months ended September 30, 1999 and used cash of $3,300,000 during the nine months ended September 30, 1998. Investing activities in the nine months ended September 30, 1999 consisted principally of the sale of short-term investments of $500,000 and the sale of property and equipment of $288,000.

  The Company's financing activities provided cash of $117,000 and $1,051,000 during the nine months ended September 30, 1999 and 1998, respectively. Financing activities in the nine months ended September 30, 1999 primarily reflect a decrease in the amount of restricted cash of $569,000, and proceeds from issuance of common stock net of issuance cost of $152,000. These amounts were partially offset by principal payments on capital lease obligations of $335,000 and principal payments on long-term debt of $269,000.

  In September 1996, the Company obtained a revolving line of credit facility from a bank which bore interest at the bank's prime rate plus 0.5%. The line of credit expired and all borrowing was paid in full on September 30, 1998. In addition to this line of credit, the Company also entered into an equipment financing agreement in September 1996. Under this agreement, the bank agreed to provide up to $1,500,000 for the purchase of certain equipment (as defined by the agreement) through June 30, 1997. Ratable principal and interest payments were payable during the period July 1, 1997 through June 1, 2000, and bore interest at the bank's prime rate plus 1%. Both of these agreements required the Company to comply with certain financial covenants and were secured by all of the assets of the Company. The bank notified the Company in October 1998 that the Company was in default under its line of credit facility and equipment financing agreement and requested that the Company provide cash collateral for the amount of equipment financing outstanding and provide cash collateral for a $300,000 standby letter of credit issued by the bank. The Company provided cash collateral for all amounts outstanding under the equipment financing agreement in December 1998 and for the $300,000 letter of credit in October 1998. The letter of credit was drawn upon and the equipment financing debt was paid in the first quarter of 1999. There were no borrowings outstanding under the revolving credit facility and under the equipment financing agreement at September 30, 1999. In 1998, the bank indicated that it would not renew or further extend the Company's revolving credit facility. The Company expects to conclude an accounts receivable purchase agreement with a lender to permit borrowing against certain acceptable receivables at a rate of 80% of the face amount of such receivables up to a maximum of $4 million. In exchange for such agreement, the Company will grant the lender a security interest in substantially all of its assets. There can be no assurance that the Company will be able to successfully borrow against such agreement, negotiate other borrowing arrangements or raise additional funds through bank borrowings and/or debt and/or equity financings.

  In July 1999, the Company announced that it reached a settlement with American Financial Group, Inc. ("AFG") and its subsidiaries and affiliates for release from its real estate lease in Cincinnati, Ohio and certain

                        PERITUS SOFTWARE SERVICES, INC.

other obligations. Under the settlement, the Company agreed to pay $200,000 in cash and 300,000 shares of Common Stock in exchange for release of its real estate lease for 20,500 square feet that required average monthly payments excluding operating expenses of $36,000 through November 2002. The Company had not made any payments since October 1998. The settlement also released the Company from net claims for other services and disputes of $334,500.

  In August 1999, the Company executed a lease termination agreement for its Lisle, Illinois facility. Under that agreement, the Company agreed to pay $100,000 in cash and relinquish its $16,000 security deposit. The real estate lease for 9,000 square feet required average lease and operating expense payments of $18,000 per month through February 2003. The Company had not made any payments since March 1999.

  In September 1999, the Company relocated its corporate headquarters from Billerica, Massachusetts to its existing facility located at 112 Turnpike Road, Westborough, Massachusetts 01581. The Company also reached a settlement agreement with BCIA New England Holdings LLC for release from its real estate lease at 2 Federal Street, Billerica, Massachusetts. Under the settlement, the Company agreed to pay $200,000 in cash, relinquish its $300,000 security deposit, issue 500,000 shares of Common Stock, and provide $71,000 of furniture and equipment. In exchange, the Company was released from its real estate lease for 100,000 square feet which required average lease and operating expense payments of $145,000 per month through February 2006. The Company had not made any payments since July 1999.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

 Failure to Achieve Cash Flow Breakeven/Strategic Initiatives

  The Company's ability to achieve a cash flow breakeven position is critical for achieving financial stability. The Company has serious concerns that it will be unable to achieve a cash flow breakeven and is considering various alternatives including the possibility of filing for the protection against creditors or liquidation under applicable bankruptcy laws. In March 1999, the Company announced that it had retained Covington Associates to render financial advisory and investment banking services in connection with exploring strategic alternatives including the potential sale of the Company. The engagement agreement was entered into in December 1998. The Company is also exploring strategic initiatives to raise additional funds or sell all or a part of its assets. Further reductions in expenses or the sale of assets may not be sufficient to bring the Company to a cash flow breakeven position. In addition, there can be no assurance that any actions taken to sell assets or reduce expenses will not have a material adverse impact on the Company's ability to generate revenue or successfully implement any strategic alternatives under consideration. The Company's present expectation is that revenue will continue to decline in the foreseeable future. Failure to establish a cash flow breakeven position or raise additional funds

                        PERITUS SOFTWARE SERVICES, INC.

through bank borrowings and/or equity and/or debt financings, has and will continue to adversely impact the Company's ability to continue as a going concern.

 Financing

  In 1998, the Company's bank indicated that it would not renew or further extend the Company's revolving credit facility. Although the Company expects to conclude an accounts receivable purchase agreement with a lender as described above, there can be no assurance that the Company will be able to successfully borrow against such agreement, negotiate other borrowing arrangements or obtain additional funds through equity and/or debt financings. Failure to establish a cash flow breakeven position or raise additional funds through bank borrowings and/or equity and/or debt financings will continue to adversely impact the Company's ability to continue as a going concern.

 Over the Counter Listing

  The Company's common stock trades on the OTC Bulletin Board which has certain continued listing criteria. Failure to meet those listing requirements may result in the Company being de-listed. There can be no assurance that the Company will not be de-listed. Trading of the common stock is conducted in the over-the- counter market which could make it more difficult for an investor to dispose of, or obtain accurate quotations as to the market value of, the common stock. In addition, there are additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors. For transactions covered by this rule, the broker-dealer must make a special suitability determination for the purchaser and must have received the purchaser's written consent to the transaction prior to sale. Consequently, delisting, if it occurred, may affect the ability of broker-dealers to sell the Company's common stock and the ability of the stockholders to sell their common stock. In addition, if the trading price of the common stock is below $5.00 per share, trading in the common stock would also be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associate therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the common stock, which could severely limit the market liquidity of the common stock and the ability of purchasers in this offering to sell the common stock in the secondary market.

 Client Concentration and Revenue Risk

  The Company's revenue is highly concentrated among a small number of clients. During the quarter ended September 30, 1999, the revenue from three clients accounted for 54% of the quarter's revenue with one client representing 31%. The contract for one of these three clients (representing 12% of the revenue for the quarter ended September 30, 1999) terminated in November.

  The Company is continuing to selectively pursue sales of its software. The Company is also focusing on renewing its existing outsourcing contracts and licensing its methodology and providing limited consulting services. However, due to its degraded financial condition, the Company anticipates that it will continue to have difficulty attracting new outsourcing customers. In addition, existing outsourcing customers have been and may continue to be unwilling to renew existing outsourcing contracts based on their own business requirements and/or

                        PERITUS SOFTWARE SERVICES, INC.

because of the Company's degraded financial condition. The Company's present expectation is that revenue will continue to decline in the foreseeable future. There can be no assurance that the Company's current strategy will generate revenues sufficient for the Company to achieve a cash flow breakeven position.

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

 Potential for Contract Liability

  The Company's products and services relating to software maintenance, especially solutions addressing the Year 2000 problem, involve key aspects of its clients' computer systems. A failure in a client's system could result in a claim for substantial damages against the Company, regardless of the Company's responsibility for such failure. The Company attempts to limit contractually its liability for damages arising from negligent acts, errors, mistakes or omissions in rendering its products and services. Despite this precaution, there can be no assurance that the limitations of liability set forth in its contracts would be enforceable or would otherwise protect the Company from liability for damages. The successful assertion of one or more large claims against the Company that exceed any available insurance coverage, could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, litigation, regardless of its outcome, could result in substantial cost to the Company and divert managements's attention from the Company's operations. Any contract liability claim or litigation against the Company could, therefore, have a material adverse effect on the Company's business, financial conditions and results of operations, especially in light of the Company's degraded financial condition.

 Limited Protection of Proprietary Rights

  The Company relies on a combination of patent, copyright, trademark and trade secret laws and license agreements to establish and protect its rights in its software products and proprietary technology. In addition, the Company currently requires its employees and consultants to enter into nondisclosure and assignment of

                        PERITUS SOFTWARE SERVICES, INC.

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

  Some competitors of the Company and others have announced the filing with the U.S. Patent and Trademark Office ("PTO") of patent applications or have received patents relating to fixing and assessing the Year 2000 problem. The Company expects that the risk of infringement claims against the Company might increase because its competitors and others might successfully obtain patents for software products and processes or because new and overlapping processes and methodologies used in such services will become more pervasive, increasing the likelihood of infringement. There can be no assurance that third parties will not assert infringement claims against the Company in the future, that the assertion of such claims will not result in litigation or that the Company would prevail in such litigation or be able to obtain a license for the use of any infringed intellectual property from a third party on commercially reasonable terms, if at all. Furthermore, litigation, regardless of its outcome, could result in substantial cost to the Company and divert management's attention from the Company's operations. The Company has become aware of a patent relating to fixing the Year 2000 problem based on a "windowing" method. Certain of the Company's technology incorporated in some of its products may infringe on such patent. The Company is in the process of reviewing the matter. Any infringement claim or litigation against the Company could, therefore, have a material adverse effect on the Company's business, financial condition and results of operations, especially in light of its degraded financial condition.

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

                        PERITUS SOFTWARE SERVICES, INC.


  The Year 2000 issue is relevant to three areas of the Company's business:
(1) the Company's products and services, (2) the Company's internal computer systems and (3) the computer systems of significant suppliers or customers of the Company. Each such area is addressed below.

  1. The Company's Products. In some cases, the Company warrants to its clients that its software will be year 2000 compliant generally subject to certain limitations or conditions. The Company also provides solutions consisting of products and services to address the year 2000 problem involving key aspects of a client's computer systems. A failure in a client's system or failure of the Company's software to be Year 2000 compliant could result in substantial damages and therefore have a material adverse effect on the Company's business, financial condition and results of operations. Although the Company does not intend to adopt a formal Year 2000 compliance program for its existing products, including AutoEnhancer 2000 and Vantage YR2000, it will use commercially reasonable efforts to make any new products, including SAM Workbench and RQE Tool, Year 2000 compliant. The Company is analyzing whether it will adopt a Year 2000 compliance program for its SAM Relay product. There can be no assurance that these future efforts will be successful.

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

  The Company's Business Systems are licensed from outside vendors and the Company generally expects that these Business Systems installed in or after 1997 will be Year 2000 compliant through upgrades and maintenance. Other Internal Systems consist of widely available office applications and application suites for word-processing, voicemail and other office-related functions. The Company maintains recent versions of all such key applications and all are, or are expected to be, Year 2000 compliant. Accordingly, the Company does not intend to adopt a formal Year 2000 compliance program for its Internal Systems. However, there can be no assurance that the Company's Internal Systems or the combination thereof will be Year 2000 compliant. A failure of an Internal System to be Year 2000 compliant could have a material adverse impact on the Company's business, financial condition and results of operations.

  3. Third-Party Systems. The computer programs and operating systems used by entities with whom the Company has commercial relationships pose potential problems relating to the Year 2000 issue, which may affect the Company's operations in a variety of ways. These risks are more difficult to assess than those posed by internal programs and systems, and the Company has not yet completed the process of formulating a plan for assessing them. The Company believes that the programs and operating systems used by entities with whom it has commercial relationships generally fall into two categories: (A) First, the Company relies upon programs and systems used by providers of basic services necessary to enable the Company to reach, communicate and transact business with its suppliers and customers. Examples of such providers include the United States Postal Service, overnight delivery services, telephone companies, other utility companies and banks. Services provided by such entities affects almost all facets of the Company's operations. However, these third-party dependencies

                        PERITUS SOFTWARE SERVICES, INC.

are not specific to the Company's business, and disruptions in their availability would likely have a negative impact on most enterprises within the software and services industry and on many enterprises outside the software and services industry. The Company believes that all of the most reasonably likely worst-case scenarios involving disruptions to its operations stemming from the Year 2000 issue relate to programs and systems in this first category. (B) Second, the Company relies upon third parties for certain software code or programs that are embedded in, or work with, its products. The Company believes that the functionality of its products may be materially adversely affected by a failure of such third-party software to be Year 2000 compliant. There can be no assurance that the Company may not experience unanticipated expenses or be otherwise adversely impacted by a failure of third-party systems or software to be Year 2000 compliant. The most reasonably likely worst-case scenarios may include: (i) corruption of data contained in the Company's internal information systems, (ii) hardware and/or software failure, and (iii) failure of infrastructure services provided by utilities and/or government. The Company intends to include an evaluation of such scenarios in its plan for assessing the programs and systems of the entities with whom it has commercial relationships.

  The Company has substantially completed the formulation of its plan for assessing its internal programs and systems and the programs and systems of the entities with whom it has commercial relationships and it expects to complete the identification of the related risks and uncertainties in the fourth quarter of 1999. Once such identification has been completed, the Company intends to resolve any material risks and uncertainties that are identified by communicating further with the relevant vendors and providers, by working internally to identify alternative sourcing and by formulating contingency plans to deal with such material risks and uncertainties. To date, however, the Company has not formulated such a contingency plan. The Company expects the resolution of such material risks and uncertainties to be an ongoing process until all key year 2000 problems are satisfactorily resolved. The Company does not currently anticipate that the total cost of any Year 2000 remediation efforts that it plans to undertake will be material.

ITEM 3. Quantitative And Qualitative Disclosures About Market Risk

  As of September 30, 1999, the Company was exposed to market risks which primarily include changes in U.S. interest rates. The Company maintains a significant portion of its cash and cash equivalents in financial instruments with purchased maturities of three months or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments, an immediate increase in interest rates would not have a material effect of the Company's financial condition or results of operations.

                        PERITUS SOFTWARE SERVICES, INC.

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

  On January 8, 1999, the plaintiffs filed a Consolidated Amended Complaint applicable to all previously filed actions. The Consolidated Amended Complaint alleges a class period of October 22, 1997 through October 26, 1998 and principally claims that the Company and three of its former officers violated federal securities laws by purportedly making false and misleading statements (or omitting material information) concerning the MDI acquisition and the Company's revenue during the proposed class period, thereby allegedly causing the value of the Company's stock to be artificially inflated. Previously stated claims against the Company and its underwriters alleging violations of the federal securities laws as a result of purportedly inadequate or incorrect disclosure in connection with the Company's initial public offering were not included in the Consolidated Amended Complaint. The Company and the individual defendants filed motions to dismiss the Consolidated Amended Complaint on March 5, 1999. Oral arguments on the motions were held on April 21, 1999 and the Court granted the Company's and the individual defendants' motions to dismiss pursuant to an order dated June 1, 1999. The plaintiffs have appealed the Court's order of dismissal. The Company intends to contest the appeal and support the Court's order of dismissal. Appellate briefs are due to be filed with the First Circuit Court of Appeals in November and December 1999.

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

  On or about April 28, 1999, the Company filed a lawsuit in the United States District Court for the District of Massachusetts against Micah Technology Services, Inc. and Affiliated Computer Services, Inc. (collectively, "Micah"). The lawsuit principally alleges that Micah breached its contract with the Company by failing to pay for services performed by the Company under such contract. The lawsuit further alleges that since Micah was unjustly enriched by the services performed by the Company, the Company is entitled to recovery based on quantum meruit, and that Micah engaged in unfair and/or deceptive trade practices or acts in violation of Massachusetts General Laws ("M.G.L.") Chapter 93A by allowing the Company to perform services when

                        PERITUS SOFTWARE SERVICES, INC.

Micah did not pay for such services. The lawsuit seeks unspecified damages on the breach of contract and quantum meruit claims and double or triple damages on the Chapter 93A claim. Micah has denied the Company's allegations and has filed a counterclain against the Company principally alleging fraud, negligent misrepresentations, breach of contract and that the Company engaged in unfair and/or deceptive trade practices or acts in violation of M.G.L. Chapter 93A by its misrepresentations and breach of contract. The Company denied the allegations contained in Micah's counterclaim and intends to contest the counterclaim vigorously. The parties are in the initial discovery phase of the litigation.

ITEM 2. Changes in Securities and Use of Proceeds

  Pursuant to a settlement agreement dated September 15, 1999 by and between the Company and BCIA New England Holdings LLC ("BCIA"), the landlord for the Company's former headquarters at 2 Federal Street, Billerica, MA 01821, the Company agreed to issue 500,000 shares of its common stock to BCIA in a transaction exempt from registration under the Securities Act of 1933. The securities were issued in consideration for the release by BCIA of the Company's lease obligations to it. The securities were issued in a transaction by an issuer not involving any public offering and pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933 and/or the rules and regulations promulgated thereunder. No underwriters were utilized in connection with the issuance of the securities and no underwriting discounts or commissions were paid or incurred thereby. Item 2 of Part I is incorporated herein by reference.

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

 Exhibit 10.1. Settlement Agreement dated September 15, 1999 by and between the
               Company and BCIA New England Holdings LLC.
 Exhibit 10.2. Agreement for Termination of Lease dated August 12, 1999 by and between the Company and The Prudential Insurance Company of
               America.
 Exhibit 10.3. Amended Employment Agreement between the Company and John
               Giordano dated as of September 9, 1999.
 Exhibit 10.4. Addendum to Employment Agreement between the Company and John
               Giordano dated October 5, 1999.
 Exhibit 10.5. Letter Agreement dated September 30, 1999 between the Company and Siemens Credit Corporation
 Exhibit 10.6. Lease dated February 2, 1999, as amended between the Company and
               OTR.
 Exhibit 11.   Statement re computation of net loss per common share
 Exhibit 27.   Financial Data Schedule

 (b) Reports on Form 8-K:

  A Current Report on Form 8-K dated July 2, 1999 was filed by the Company on July 9, 1999. The Company reported under Item 5 (Other Events) that Dominic K. Chan was elected to the Board of Directors and that Henry F. McCance and W. Michael Humphreys had resigned from the Board. Separately, the Company announced that it reached a settlement agreement with American Financial Group, Inc. and its subsidiaries and affiliates for release from its real estate lease in Cincinnati, Ohio and certain other obligations. Under the settlement, the Company agreed to pay $200,000 in cash and issue 300,000 shares of Common Stock in exchange for release from its real estate lease for 20,500 square feet which required average monthly payments excluding operating expenses of $36,000 through November 2002.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 1999

                                          Peritus Software Services, Inc.

                                                   /s / JOHN D. GIORDANO
                                          By:__________________________________
                                                     John D. Giordano
                                            President, Chief Executive Officer
                                                and Chief Financial Officer
                                               (Principal Financial Officer)

                        PERITUS SOFTWARE SERVICES, INC.

                                   FORM 10-Q

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                 EXHIBIT INDEX

 Exhibit No. Description
 ----------- -----------
 10.1        Settlement Agreement dated September 15, 1999 by and between the
             Company and BCIA New England Holdings LLC.
 10.2        Agreement for Termination of Lease dated August 12, 1999 between the Company and The Prudential Insurance Company of America.
 10.3        Amended Employment Agreement between the Company and John Giordano dated as of September 9, 1999.
 10.4        Addendum to Employment Agreement between the Company and John
             Giordano dated October 5, 1999.
 10.5        Letter Agreement dated September 30, 1999 between the Company and
             Siemens Credit Corporation
 10.6        Lease dated February 2, 1999, as amended between the Company and
             OTR.
 11          Statement re computation of net loss per common share
 27          Financial Data Schedule