Form 10-Q/A
period 1998-03-31
PERITUS SOFTWARE SERVICES INC
filed 1999-11-17
CIK 1011632

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                AMENDMENT NO. 1
                                      ON
                                  FORM 10-Q/A


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                                                        Shares outstanding
              Title of Class                              at May 7, 1998
              --------------                            ------------------
       Common Stock, $.01 par value                         16,161,675

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                        PERITUS SOFTWARE SERVICES INC.
                                   FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                               TABLE OF CONTENTS

                                                                           Page
 Part I. Financial Information                                             ----
    Item 1. Financial Statements
            Consolidated Balance Sheet as of March 31, 1998 and December
             31, 1997...................................................     3
            Consolidated Statement of Operations for the Three Months
             Ended March 31, 1998 and 1997..............................     4
            Consolidated Statement of Cash Flows for the Three Months
             Ended March 31, 1998 and 1997..............................     5
            Notes to Unaudited Consolidated Financial Statements........     6
    Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations..................................    10
 Part II. Other Information
    Item 1. Legal Proceedings...........................................    17
    Item 6. Exhibits and Reports on Form 8-K............................    17
            Signatures..................................................    19

  The Registrant hereby amends its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998, as amended, by restating Part I. Financial Information, Item 1 Financial Statements, and Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Part
II. Other Information, Item 1. Legal Proceedings, and Item 6. Exhibits and Reports on Form 8-K, Exhibit 11. Statement re Computation of Net income (loss) per common share, and Exhibit 27. Restated Financial Data Schedule, in their entirety.

                         PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                        PERITUS SOFTWARE SERVICES, INC.

                           CONSOLIDATED BALANCE SHEET

                   (In thousands, except share-related data)

                                  (unaudited)

                                                         March 31,  December 31,
                         ASSETS                            1998*       1997*
                         ------                          ---------  ------------
Current assets:
 Cash and cash equivalents.............................. $  9,821     $ 11,340
 Short-term investments.................................    2,500        3,000
 Accounts receivable, net of allowance for doubtful
  accounts of $445 and $95, respectively, and including
  amounts receivable from related parties of $60 and
  $289, respectively....................................    8,908       12,627
 Costs and estimated earnings in excess of billings on
  uncompleted contracts, including amounts on
  uncompleted contracts with related parties of $173 and
  $250, respectively....................................    2,208        2,547
 Prepaid expenses and other current assets..............    1,865          710
                                                         --------     --------
  Total current assets..................................   25,302       30,224
 Property and equipment, net............................    5,398        3,859
 Intangible and other assets, net.......................    5,525        5,787
                                                         --------     --------
                                                         $ 36,225     $ 39,870
                                                         ========     ========
          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------
Current liabilities:
 Current portion of capital lease obligations........... $    255     $     51
 Current portion of long-term debt......................      292          292
 Accounts payable.......................................    1,768        1,650
 Billings in excess of costs and estimated earnings on
  uncompleted contracts.................................      980          976
 Deferred revenue.......................................    2,285        2,818
 Other accrued expenses and current liabilities.........    2,382        3,506
                                                         --------     --------
  Total current liabilities.............................    7,962        9,293
Capital lease obligations...............................      379          144
Long-term debt..........................................      196          269
                                                         --------     --------
  Total liabilities.....................................    8,537        9,706
                                                         --------     --------
Minority interest in majority-owned subsidiary..........      110          159
                                                         --------     --------
Stockholders' equity:
 Common stock, $.01 par value; 50,000,000 shares autho-
  rized; 16,082,214 and 15,361,800 shares issued and
  outstanding, respectively.............................      161          154
 Additional paid-in capital.............................  104,677      103,808
 Accumulated deficit....................................  (77,173)     (73,815)
 Note receivable from stockholder.......................       --          (58)
 Cumulative translation adjustment......................      (87)         (84)
                                                         --------     --------
  Total stockholders' equity............................   27,578       30,005
                                                         --------     --------
                                                         $ 36,225     $ 39,870
                                                         ========     ========

--------
* Restated -- See Note 6.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                        PERITUS SOFTWARE SERVICES, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                     (In thousands, except per share data)

                                  (unaudited)

                                                                 Three Months
                                                                    Ended
                                                                  March 31,
                                                                ---------------
                                                                 1998*    1997
                                                                -------  ------
Revenue:
 Outsourcing services, including $1,214 and $975 from related parties, respectively........................................ $ 2,622  $2,519
 License.......................................................   4,085   4,144
 Other services................................................   2,726   1,196
                                                                -------  ------
  Total revenue................................................   9,433   7,859
                                                                -------  ------
Cost of revenue:
 Cost of outsourcing services, including $713 and $373 from
  related parties, respectively................................   2,111   2,045
 Cost of license...............................................     536     127
 Cost of other services........................................   2,453   1,289
                                                                -------  ------
  Total cost of revenue........................................   5,100   3,461
                                                                -------  ------
Gross profit...................................................   4,333   4,398
                                                                -------  ------
Operating expenses:
 Sales and marketing...........................................   3,109   1,383
 Research and development......................................   3,044   1,634
 General and administrative....................................   1,747     925
                                                                -------  ------
  Total operating expenses.....................................   7,900   3,942
                                                                -------  ------
  Income (loss) from operations................................  (3,567)    456
Interest income, net...........................................     160      27
                                                                -------  ------
  Income (loss) before income taxes and minority interest in
   majority-owned subsidiary...................................  (3,407)    483
Provision for estimated income taxes...........................      --      48
                                                                -------  ------
  Income (loss) before minority interest in majority-owned sub-
   sidiary ....................................................  (3,407)    435
Minority interest in majority-owned subsidiary.................     (49)     29
                                                                -------  ------
  Net income (loss)............................................  (3,358)    406
Accrual of dividends on Series A and B preferred stock.........      --     233
Accretion to redemption value of redeemable stock..............      --      26
                                                                -------  ------
Net income (loss) available to common stockholders............. $(3,358) $  147
                                                                =======  ======
Net income (loss) per share:
 Basic......................................................... $ (0.21) $ 0.02
                                                                =======  ======
 Diluted....................................................... $ (0.21) $ 0.02
                                                                =======  ======
Weighted average shares outstanding:
 Basic.........................................................  15,985   5,888
                                                                =======  ======
 Diluted.......................................................  15,985   8,719
                                                                =======  ======

--------
* Restated -- See Note 6.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                        PERITUS SOFTWARE SERVICES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (In thousands)

                                  (Unaudited)

                                                           Three Months Ended
                                                               March 31,
                                                           -------------------
                                                             1998*      1997
                                                           ---------  --------
Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities:
 Net income (loss)........................................ $  (3,358) $    406
 Adjustments to reconcile net income (loss) to net cash
  used for operating activities:
  Depreciation and amortization...........................       813       262
  Minority interest in majority-owned subsidiary..........       (49)       18
  Changes in assets and liabilities, net of effects from
   acquisitions:
   Accounts receivable....................................     3,719      (498)
   Costs and estimated earnings in excess of billings on
    uncompleted contracts.................................       339       233
   Unbilled license revenue from related parties..........        --       200
   Prepaid expenses and other current assets..............    (1,155)     (102)
   Other assets...........................................       (48)       --
   Accounts payable.......................................       118       359
   Billings in excess of costs and estimated earnings on
    uncompleted contracts.................................         4       112
   Deferred revenue.......................................      (533)   (2,356)
   Other accrued expenses and current liabilities.........    (1,124)     (485)
                                                           ---------  --------
   Net cash used for operating activities.................    (1,274)   (1,851)
                                                           ---------  --------
Cash flows from investing activities:
 Sale of short-term investments...........................       500        --
 Investment in less than majority-owned company...........        --      (161)
 Purchases of property and equipment......................    (1,584)     (287)
                                                           ---------  --------
   Net cash used for investing activities.................    (1,084)     (448)
                                                           ---------  --------
Cash flows from financing activities:
 Principal payments on long-term debt.....................       (73)      (31)
 Principal payments on capital lease obligations..........       (19)      (31)
 Proceeds from exercise of stock options..................       876         2
 Proceeds from payment of note receivable from stockhold-
  er......................................................        58        --
                                                           ---------  --------
   Net cash (used for) provided by financing activities...       842       (60)
                                                           ---------  --------
Effects of exchange rates on cash and cash equivalents....        (2)       (7)
                                                           ---------  --------
Net decrease in cash and cash equivalents.................    (1,519)   (2,366)
Cash and cash equivalents, beginning of period............    11,340     7,388
                                                           ---------  --------
Cash and cash equivalents, end of period.................. $   9,821  $  5,022
                                                           =========  ========
Supplemental disclosure of cash flows:
 Cash paid for income taxes............................... $      78  $     --
 Cash paid for interest...................................        20        46

--------
* Restated -- See Note 6.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                        PERITUS SOFTWARE SERVICES, INC.

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

  The accompanying unaudited consolidated financial statements include the accounts of Peritus Software Services, Inc. and its subsidiaries (the "Company") and have been prepared by the Company without audit in accordance with the Company's accounting policies, as described in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, as filed with the Securities and Exchange Commission ("SEC"). In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which other than the restatement adjustments described in Note 6, consist only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company's 1997 Annual Report on Form 10-K. The operating results for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year ending December 31, 1998.

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

  For the three months ended March 31, 1998 and 1997, the Company's comprehensive income (loss) was as follows:

                                                              Three months
                                                            ended March 31,
                                                          ---------------------
                                                             1998*       1997
                                                          -----------  --------
Net income (loss)........................................ $(3,358,000) $406,000
Cumulative translation adjustment........................      (3,000)   (7,000)
                                                          -----------  --------
                                                          $(3,361,000) $399,000
                                                          ===========  ========

--------
* Restated--See Note 6.

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

5. Recently Issued Accounting Standards

  In October 1997, the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition." SOP 97-2 provides guidance on the timing and amount of revenue recognition when licensing, selling, leasing or otherwise marketing computer software and is effective for transactions entered into during fiscal years beginning after December 15, 1997. On March 18, 1998, the FASB cleared a new SOP that provides for the one-year deferral of certain provisions of SOP 97-2 pertaining to its requirements for what constitutes vendor-specific evidence of the fair value of multiple elements included in an arrangement. It is AcSEC's stated intention to immediately begin a project to consider whether guidance is needed on any restrictions that should be placed on what constitutes evidence of fair value and, if so, what the guidance should be. Because of the uncertainties with respect to the outcome of any such project, the Company believes that the impact of the deferred provisions of SOP 97-2 on its financial position or results of operations upon expiration of the one-year deferral period is not currently determinable. However, the Company believes that those provisions of SOP 97-2

                        PERITUS SOFTWARE SERVICES, INC.

that have not been deferred, and, therefore, were effective as of January 1, 1998, have not materially affected its financial position or results of operations.

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

6. Subsequent Events

 Restatement of Quarterly and Annual Results of Operations

  During a review of the Company's 1998 third quarter financial results performed by Peritus' management, the Audit Committee of the Company's Board of Directors and the Company's independent auditor, PricewaterhouseCoopers LLP, the Company determined that the Company's results of operations for the quarterly period ended March 31, 1998 and the year ended December 31, 1997 required restatement. The restatement for the quarterly period ended March 31, 1998 relates primarily to the Company's incorrect interpretation of the complex provisions regarding recognition of revenue for combined software/services arrangements under SOP 97-2, "Software Revenue Recognition," issued by the AICPA, and effective for the Company as of January 1, 1998. In applying the Statement to its new year 2000 renovation offerings which the Company commenced in the first quarter, the Company mistimed the recognition of revenue between quarters under certain contracts providing for the delivery of combined software and services. The restatement for the year ended December 31, 1997 involved $571,000 of license revenue and $21,000 of associated maintenance revenue originally recorded in the fourth quarter of 1997. The Company has determined that the software involved was not shipped until 1998. The Company encountered collection difficulties with the customer during 1998. Despite entering into a settlement agreement with the customer in the second quarter of 1998, the Company concluded in the third quarter of 1998 that it would be unable to realize the amounts recorded. Accordingly, the Company has restated its 1997 results to remove the $592,000 of revenue involved and has not recorded this revenue in any subsequent period.

                        PERITUS SOFTWARE SERVICES, INC.

  In the opinion of management, all adjustments necessary to revise the quarterly and year-end financial statements have been recorded. Following is a summary of the results of operations for the quarterly period ended March 31, 1998 and year ended December 31, 1997 (in thousands, except per share-related data):

                          Quarterly Period Ended    Year Ended
                          ---------------------- -----------------
                              March 31, 1998     December 31, 1997
                          ---------------------- -----------------
As previously reported:
 Revenue.................        $ 10,150            $ 40,301
 Loss from operations....          (2,775)            (67,582)
 Net loss................          (2,566)            (66,910)
 Basic and diluted net
  loss per share.........        $  (0.16)           $  (6.97)

As restated:
 Revenue.................        $  9,433            $ 39,709
 Loss from operations....          (3,567)            (68,174)
 Net loss................          (3,358)            (67,490)
 Basic and diluted net
  loss per share.........        $  (0.21)           $  (7.03)

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

Restatement of Quarterly and Annual Results of Operations

  During a review of the Company's 1998 third quarter financial results performed by Peritus' management, the Audit Committee of the Company's Board of Directors and the Company's independent auditor, PricewaterhouseCoopers LLP, the Company determined that the Company's results of operations for the quarterly period ended March 31, 1998 and the year ended December 31, 1997 required restatement. The restatement for the quarterly period ended March 31, 1998 relates primarily to the Company's incorrect interpretation of the complex provisions regarding recognition of revenue for combined software/services arrangements under Statement of Position ("SOP") 97-2, "Software Revenue Recognition," issued by the American Institute of Certified Public Accountants ("AICPA"), and effective for the Company as of January 1, 1998. In applying the Statement to its new year 2000 renovation offerings which the Company commenced in the first quarter, the Company mistimed the recognition of revenue between quarters under certain contracts providing for the delivery of combined software and services. The restatement for the year ended December 31, 1997 involved $571,000 of license revenue and $21,000 of associated maintenance revenue originally recorded in the fourth quarter of 1997. The Company has determined that the software involved was not shipped until 1998. The Company encountered collection difficulties with the customer during 1998. Despite entering into a settlement agreement with the customer in the second quarter of 1998, the Company concluded in the third quarter of 1998 that it would be unable to realize the amounts recorded. Accordingly, the Company has restated its 1997 results to remove the $592,000 of revenue involved and has not recorded this revenue in any subsequent period.

  In the opinion of management, all adjustments necessary to revise the quarterly and year-end financial statements have been recorded. Following is a summary of the results of operations for the quarterly period ended March 31, 1998 and year ended December 31, 1997 (in thousands, except per share-related data):

                          Quarterly Period Ended    Year Ended
                          ---------------------- -----------------
                              March 31, 1998     December 31, 1997
                          ---------------------- -----------------
As previously reported:
 Revenue.................        $10,150             $ 40,301
 Loss from operations....         (2,775)             (67,582)
 Net loss................         (2,566)             (66,910)
 Basic and diluted net
  loss per share.........        $ (0.16)            $  (6.97)

As restated:
 Revenue.................        $ 9,433             $ 39,709
 Loss from operations....         (3,567)             (68,174)
 Net loss................         (3,358)             (67,490)
 Basic and diluted net
  loss per share.........        $ (0.21)            $  (7.03)

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

Three Months Ended March 31, 1998 Compared To Three Months Ended March 31,
1997

 Revenue

  Total revenue increased 20.0% to $9,433,000 in the three months ended March 31, 1998 from $ 7,859,000 in the three months ended March 31, 1997. This increase in revenue was primarily due to an increase in the licensing of the Company's Auto Enhancer/2000 and Vantage YR2000 software products as well as from increases in other services revenue and, to a lesser extent, outsourcing services revenue. International revenue increased 162.8% to $1,924,000 in 1998 from $732,000 in 1997. Persist, S.A. ("Persist"), the Company's majority-owned Spanish subsidiary, and value added integrators, distributors and end users generated 33.6% and 66.4%, respectively, of the Company's international revenue in the three months ended March 31, 1998. Persist generated substantially all of the Company's international revenue in the three months ended March 31, 1997.

  Outsourcing Services. Outsourcing services revenue increased 4.1% to $2,622,000 in the three months ended March 31, 1998 from $2,519,000 in the three months ended March 31, 1997. The increase in outsourcing services revenue in absolute dollars was primarily attributable to the addition of one new significant outsourcing contract in 1997 and was partially offset by the recognition of lesser amounts of revenue under the percentage-of-completion method on existing outsourcing contracts that were in their later phases during 1998. As a percentage of total revenue, outsourcing services revenue decreased to 27.8% in the three months ended March 31, 1998 from 32.1% for the three months ended March 31, 1997. The decrease in outsourcing services revenue as a percentage of total revenue reflects the increased contribution of license and other services revenue to total revenue during the three months ended March 31, 1998 when compared to the same period in the prior year. Outsourcing services remain a major component of the solutions offered by the Company, and the Company anticipates that such services will continue to account for a significant portion of total revenue for the foreseeable future.

  License. License revenue decreased 1.4% to $ 4,085,000 in the three months ended March 31, 1998 or 43.3% of total revenue, compared to $4,144,000, or 52.7% of total revenue, in the three months ended March 31, 1997. The decrease in license revenue for 1998 in absolute dollars was primarily attributable to decrease in the delivery of licensed software to additional end users and decreased license fees from value added integrators.

  Other Services. Other services revenue increased 127.9% to $2,726,000 in the three months ended March 31, 1998 from $1,196,000 in the three months ended March 31, 1997. As a percentage of total revenue, other services revenue increased to 28.9% in the three months ended March 31, 1998 from 15.2% in the three months ended March 31, 1997. The increase in other services revenue in absolute dollars was primarily attributable to an increase in consulting, training and client support services relating to the Company's year 2000 products and services and the increase in year 2000 renovation services.

 Cost of Revenue

  Cost of Outsourcing Services Revenue. Cost of outsourcing services revenue consists primarily of salaries, benefits and overhead costs associated with delivering outsourcing services to clients. The cost of outsourcing services revenue increased 3.2% to $2,111,000 in the three months ended March 31, 1998 from $2,045,000 for the three months ended March 31, 1997. Cost of outsourcing services revenue as a percentage of outsourcing services revenue remained relatively flat at approximately 80% in the three months ended March 31, 1998 and 1997. The increase in costs of outsourcing services revenue in absolute dollars was due primarily to the addition of resources necessary to provide services under one new significant outsourcing contract.

  Cost of License Revenue. Cost of license revenue consists primarily of salaries, benefits, amortization expense of intangibles related to the MDI acquisition and related overhead costs associated with license-related materials packaging and freight. Cost of license revenue was $536,000 in the three months ended March 31, 1998, or 13.1% of license revenue. Cost of license revenue was $127,000, or 3.1% of license revenue, in the three months ended March 31, 1998. The increase in cost of license revenue in absolute dollars was primarily attributable to the addition of employees and related resources to support additional end users and value added integrators and distributors and the amortization of intangibles related to the MDI acquisition.

  Cost of Other Services Revenue. Cost of other services revenue consists primarily of salaries, benefits and related overhead costs associated with delivering other services to clients. Cost of other services revenue increased 90.3% to $2,453,000 in the three months ended March 31, 1998 from $1,289,000 in the three months ended March 31, 1997. Cost of the other services revenue as a percentage of other services revenue decreased to 90.0% in the three months ended March 31, 1998 from 107.8% in the three months ended March 31, 1997. Costs exceeded revenues in the three months ended March 31, 1997 primarily as a result of expected overruns on one significant pilot engagement, which subsequently became a significant product license in 1997. Costs increased in absolute dollars in the three months ended March 31, 1998 due to additional staffing for the Company's client support, training and consulting organizations related to additional customers for the Company's year 2000 products and services, including year 2000 renovations.

 Operating Expenses

  Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and related overhead costs for sales and marketing personnel; sales referral fees to third parties; advertising programs; and other promotional activities. Sales and marketing expenses increased 124.8% to $3,109,000 in the three months ended March 31, 1998 from $1,383,000 in the three months ended March 31, 1997. As a percentage of total revenue, sales and marketing expenses increased to 33.0% in the three months ended March 31, 1998 from 17.6% in the three months ended March 31, 1997. The increase in expenses in absolute dollars and as a percentage of revenue was primarily attributable to increased staffing, commissions and promotional activities in connection with the Company's year 2000 software products and services in 1998.

  Research and Development. Research and development expenses consist primarily of salaries, benefits and related overhead costs for engineering and technical personnel and outside engineering consulting services associated with developing new products and enhancing existing products. Research and development expenses increased 86.3% to $3,044,000 in the three months ended March 31, 1998 from $1,634,000 in the three months ended March 31, 1997. As a percentage of total revenue, research and development expenses increased to 32.3% in the three months ended March 31, 1998 from 20.8% in the three months ended March 31, 1997. The increase in research and development expenses in absolute dollars was primarily attributable to increased staffing for the product development efforts for the Company's year 2000 products and services and mass change technologies, including an increase in staffing effected through new hires and internal transfers.

  General and Administrative. General and administrative expenses consist primarily of salaries and related costs for the finance and accounting, human resources, legal services, information systems and other administrative departments of the Company, as well as legal and accounting expenses and the amortization of intangible assets associated with the Vista acquisition. General and administrative expenses increased 88.9% to $1,747,000 in the three months ended March 31, 1998 from $925,000 in the three months ended March 31, 1997. As a percentage of total revenue, general and administrative expenses increased to 18.5% in the three months ended March 31, 1998 from 11.8% in the three months ended March 31, 1997. The increase in general and administrative expenses in absolute dollars and as a percentage of revenues was primarily due to additions to the Company's administrative staff to support growth, higher professional fees and increases in other general corporate expenses as well as increased costs associated with being a publicly traded company.

  Interest Income (Expense), Net. Interest income and expense is primarily comprised of interest income from cash balances, partially offset by interest expense on debt. The Company had interest income, net, of $160,000 in the three months ended March 31, 1998 compared to interest income, net, of $27,000 in the three months ended March 31, 1997. This change in interest income, net, was primarily attributable to increased interest income derived from additional cash balances resulting from the Company's initial public offering.

  Provision for Income Taxes. The Company's income tax provision was $0 and $48,000 in the three months ended March 31, 1998 and 1997, respectively. The Company did not record a tax provision or benefit in the three months ended March 31, 1998 due to operating losses incurred in this period offset by potential international tax obligations.

  Minority Interest in Majority-owned Subsidiary. The minority interest in majority-owned subsidiary represents the equity interest in the operating results of Persist, the Company's majority-owned Spanish subsidiary, held by stockholders of Persist other than the Company. The minority interest in majority-owned subsidiary increased to income of $49,000 in the three months ended March 31, 1998 from a loss of $29,000 in the three months ended March 31, 1997. This change was the result of the decreased profitability of Persist. As of March 31, 1998, the Company held a 63.0% equity interest in Persist.

Liquidity And Capital Resources

  Historically, the Company has financed its operations and capital expenditures primarily with the proceeds from sales of the Company's convertible preferred stock and common stock, borrowings, and advance payments for services from clients. The Company's cash balances were $9,821,000 and $11,340,000 at March 31, 1998 and December 31, 1997, respectively. The Company's working capital was $17,340,000 and $20,931,000 at March 31, 1998 and December 31, 1997, respectively.

  The Company's operating activities used cash of $1,274,000 and $1,851,000 during the three months ended March 31, 1998 and 1997, respectively. The Company's use of cash during the three months ended March 31, 1998 was primarily caused by a net loss of $3,358,000 less non-cash depreciation and amortization expense of $813,000, an increase in prepaid expenses and other current assets of $1,155,000 and a decrease in other accrued expenses and current liabilities of $1,124,000. These decreases were partially offset by a decrease in accounts receivable of $3,719,000.

  The Company used cash of $1,084,000 and $448,000 for investing activities during the three months ended March 31, 1998 and 1997, respectively. Investing activities in the three months ended March 31, 1998 consisted principally of the purchases of property and equipment, most notably computer equipment and software, furniture and fixtures and leasehold improvements related to the Company's relocations of its headquarters and regional offices. Although the Company has no significant commitments for capital expenditures in the remainder of 1998, the Company expects to continue to purchase property and equipment to further develop its infrastructure.

  The Company's financing activities provided cash of $842,000 and used cash of $60,000 during the three months ended March 31, 1998 and 1997, respectively. Financing activities in the three months ended March 31, 1998 primarily reflect proceeds from the exercise of stock options.

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

  Exhibit 11. *Statement re computation of per share earnings
  Exhibit 27. *Financial Data Schedule
--------
* Restated in its entirety as filed with this Amendment No. 1 on Form 10-Q/A for the quarterly period ended March 31, 1998.

  (b) Reports on Form 8-K:

  A Current Report on Form 8-K dated December 1, 1997 was filed by the Company on December 16, 1997 and amended on February 17, 1998 to include certain financial statements of MDI and pro forma financial information of the Company. The Company reported under Item 2 (Acquisition or Disposition of Assets) that on December 1, 1997, Twoquay, Inc., a wholly owned subsidiary of the Company, acquired substantially all of the assets and assumed certain of the liabilities of the business of MDI from APU. Financial statements filed therewith include the following:

A. Financial Statements of MDI.

  (i)Report of Independent Auditors (Ernst & Young LLP).

  (ii)Balance Sheets as of December 31, 1995 and 1996 and September 30, 1997.

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

Dated: January 20, 1999


                                          Peritus Software Services, Inc.

                                          By: /s/ John D. Giordano
                                          _____________________________________
                                          John D. Giordano Vice President,
                                          Finance and Chief Financial Officer
                                          (Principal Financial Officer)

                        Peritus Software Services, Inc.
                        AMENDMENT NO. 1 ON FORM 10-Q/A
                 For the Quarterly Period Ended March 31, 1998
                                 Exhibit Index

      Exhibit No.                            Description
      -----------                            -----------
        11*         Statement Re computation of net income (loss) per common share
        27*         Restated Financial Data Schedule

--------
* Restated in its entirety as filed with this Amendment No. 1 on Form 10-Q/A for the quarterly period ended March 31, 1998.