Form 10-K
period 1999-12-31
PERITUS SOFTWARE SERVICES INC
filed 2000-03-30
CIK 1011632

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)  |X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999
                                       OR

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______
                        Commission file number 000-22647

                         Peritus Software Services, Inc.
             (Exact Name of Registrant as Specified in Its Charter)

Massachusetts                                                   04-3126919
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                             Identification No.)

112 Turnpike Road, Suite 111                                    01581-2860
Westborough, Massachusetts                                      (Zip Code)
(Address of Principal Executive Offices)

       Registrant's telephone number, including area code: (508) 870-0963

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      As of March 28, 2000, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $12,973,681. As of that date, there were 27,276,569 shares outstanding of the registrant's common stock, $0.01 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

      None.

                         PERITUS SOFTWARE SERVICES INC.

                                    FORM 10-K

                                  ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I

                                                                                                          Page
                                                                                                          ----
Item 1.     Business.....................................................................................   3
Item 2.     Properties...................................................................................  13
Item 3.     Legal Proceedings............................................................................  13
Item 4.     Submission of Matters to a Vote of Security Holders..........................................  14

     PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters........................  15
Item 6.     Selected Financial Data......................................................................  16
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations........  17
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk...................................  49
Item 8.     Financial Statements and Supplementary Data..................................................  50
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........  82

     PART III

Item 10.    Directors and Executive Officers of the Registrant...........................................  83
Item 11.    Executive Compensation.......................................................................  84
Item 12.    Security Ownership of Certain Beneficial Owners and Management...............................  89
Item 13.    Certain Relationships and Related Transactions...............................................  91

     PART IV
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K..............................  93

SIGNATURES

      Peritus is a registered trademark, Automate:2000 is a registered service mark, AutoEnhancer, SAM Relay and SAM Workbench are trademarks and Renovation Quality Evaluation and Software Asset Maintenance are service marks of Peritus Software Services, Inc., MDI is a registered trademark, Vantage YR 2000 is a trademark and the MDI logo is a registered service mark of Millennium Dynamics, Inc.

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

                                     PART I.

Item 1. Business

Company Current Condition and Current Strategy

      In the second half of 1998 and in 1999, the overall market for the year 2000 tools and services of Peritus Software Services, Inc. ("Peritus" or the "Company") contracted dramatically, resulting in substantial financial losses. In response, the Company substantially reduced its workforce in September and December of 1998 and again in April of 1999. During the second and third quarters of 1999, the Company also settled its leases for its facilities in Cincinnati, Ohio, Lisle, Illinois and Billerica, Massachusetts and took other efforts to reduce its fixed costs. As a result of the Company's degraded financial condition, the Company began encountering major obstacles in obtaining new outsourcing business. Since most outsourcing engagements are multi-year and involve critical applications, prospective new clients, although interested in the capabilities and technology of the Company, were reluctant or unwilling to commit to contracts. Despite the significant reduction in the overall cost structure as a result of the foregoing actions, the Company was unable to achieve a cash flow break-even position in the year ended December 31, 1999.

      On March 27, 2000, Rocket Software, Inc. ("Rocket"), a privately held company, invested $4,000,000 in the Company in exchange for 10,000,000 shares ($.40 per share) of restricted common stock (37% of outstanding stock after the investment). The Company granted Rocket certain registration rights with respect to the shares. Based on the Company's current forecasted cash expenditures, its cash on hand prior to the Rocket investment and the $ 4,000,000 invested by Rocket, the Company expects to have sufficient cash to finance its operations through the year 2000. The Company's future beyond the year 2000 is dependent upon its ability to achieve a break-even cash flow or raise additional financing. There can be no assurances that the Company will be able to do so.

      The Company's current strategy is to continue to service its existing outsourcing customers and to renew expiring contracts. At the same time, the Company is pursuing new business through the licensing of, and associated consulting and training for, its outsourcing methodology (technology transfer services) and SAM Relay and SAM Workbench tools. The Company anticipates using the proceeds from the Rocket investment to fund additional investments in sales and marketing, and research and development (particularly the enhancement of the Company's SAM Workbench tool), and for other general corporate purposes. The Company also plans to develop other service offerings and to renew its efforts to generate new outsourcing business.

Company Overview

      Peritus provides solutions consisting of software products and services that enable organizations to improve the productivity, quality and effectiveness of their information technology ("IT"), systems maintenance or software evolution functions. The Company employs software tools, methodologies and processes, designed to automate the typically labor-intensive processes involved in conducting mass change and other software maintenance tasks. In 1996, the Company released its first commercially available product, its AutoEnhancer/2000 software, which was aimed at the industry's most pervasive mass change challenge, the year 2000 problem, to value added integrators and directly to end users. In 1996, the Company expanded its research and development efforts through the acquisition of Vista Technologies Incorporated ("Vista"), a developer of computer-aided engineering software. In 1997, the Company expanded its product offerings and research and development efforts by releasing an enhanced version of the AutoEnhancer/2000 software, which enables a client to perform logic correction only changes with regard to year 2000 renovations, and by acquiring substantially all of the assets and the assumption of certain of the liabilities of Millennium Dynamics, Inc. ("MDI"), a software tools company with year 2000 products for the IBM mainframe and AS/400 platforms from American Premium Underwriters, Inc. ("APU").

      In response to changes in the markets for the Company's products and services, the Company emphasized the direct delivery of year 2000 renovation services and renovation quality evaluation ("RQE") services in the beginning of 1998 and also began to refocus the Company's business on software maintenance outsourcing services. In 1998, the Company also began licensing its RQE tool, a product used to facilitate an in-house evaluation of a completed year 2000 renovation. As the market continued to shift from the Company's year 2000 products and services during the third quarter of 1998, the Company revised its overall strategy to emphasize the growth of its software maintenance outsourcing business over the long term and to meet its clients needs for year 2000 renovation services and RQE services. In July 1998, the Company announced its software maintenance outsourcing offerings, "Software Asset Maintenance for Software Providers" ("SAMsp")and "Software Asset Maintenance for Information Systems" ("SAMis"), which are outsourcing solutions designed specifically for the manufacturers of system software and software products and for information technology departments that maintain application software, respectively.

      In the second half of 1998, the overall market for the year 2000 products and services of the Company contracted dramatically, resulting in substantial financial losses, and, in response, the Company substantially reduced its workforce in September and December of 1998. As a result of the Company's degraded financial condition, the Company began encountering major obstacles in obtaining new outsourcing business. Since most outsourcing engagements are multi-year and involve critical applications, prospective new clients, although interested in the capabilities and technology of the Company, were reluctant or unwilling to commit to contracts. Based upon its continued difficulties, the Company substantially reduced its workforce again in April 1999 and has experienced significant voluntary attrition in its workforce.

      On February 3, 1999, the Company's common stock was delisted from trading on the Nasdaq National Market. The Company's common stock is now currently traded on the Over The Counter ("OTC") Bulletin Board which has several requirements for listing.

      In March 1999, the Company announced that it had retained Covington Associates to render financial advisory and investment banking services in connection with exploring strategic alternatives including the potential sale of the Company. The engagement agreement was entered into in December 1998 and was terminated in December 1999.

      In June 1999, the Company reached a settlement with American Financial Group, Inc. ("AFG") and its subsidiaries and affiliates for release from its real estate lease in Cincinnati, Ohio and certain other obligations. Under the settlement, the Company agreed to pay $200,000 in cash and issue 300,000 shares of Common Stock in exchange for release of its real estate lease for 20,500 square feet that required average monthly payments excluding operating expenses of $36,000 through November 2002. The Company had not made any payments since October 1998. The settlement also released the Company from net claims for other services and disputes of $334,500.

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

      Effective September 27, 1999, the Company relocated its corporate headquarters from Billerica, Massachusetts to its existing facility located at 112 Turnpike Road, Westborough, Massachusetts. In September of 1999, the Company also reached a settlement agreement with BCIA New England Holdings LLC for release from its real estate lease at 2 Federal Street, Billerica, Massachusetts. Under the settlement, the Company agreed to pay $200,000 in cash, relinquish its $300,000 security deposit, issue 500,000 shares of Common Stock and transfer miscellaneous furnishings and equipment. In exchange, the Company was released from its real estate lease for 100,000 square feet which required average lease and operating expense payments of $145,000 per month through February 2006. The Company had not made any payment since July 1999.

      The Company experienced net losses of $2,583,000, $26,673,000 and $67,490,000 in the years ended December 31, 1999, 1998 and 1997, respectively. The Company's long-term future is dependent upon its ability to achieve a break-even cash flow or raise additional financing. There can be no assurances that the Company will be able to do so.

      The Company currently derives its revenue from software maintenance outsourcing services, software and methodology licensing and other services. Historically, the Company's products and services have been marketed through its direct sales force, both domestically and in Europe, and through value added integrators operating worldwide. As a result of its downsizings in 1998 and 1999, the Company currently has only one direct sales force representative. However, the Company plans to increase its sales resources in the future.

Industry Background

      With the globalization of markets and increased competitive pressures to reduce operating costs, shorten time to market, improve product quality and increase customer responsiveness, large organizations throughout the world have become increasingly dependent on IT to organize and manage their businesses and serve their customers. Many of these organizations utilize large mainframe computer systems, client/server systems or a combination thereof for the information processing requirements of their enterprises. These IT systems contain the core knowledge and processes that support mission-critical operations, and maintaining the investment in these IT systems is a requirement for organizations worldwide. In some circumstances, it has formed the basis for organizations to enter into new business or develop new business strategies.

      A key challenge facing organizations has been to understand, modify, update and adapt their IT systems and evolve their software to respond to a changing, more complex and more competitive business environment. This challenge has increased with the broadening complexity of IT and the continued evolution of mainframe systems, as well as the advent of distributed, client/server computing and the proliferation of third-party enterprise software applications. At the same time, the pace of change in business environments has accelerated, requiring organizations to continually evolve their IT systems and environments to adapt to changing business conditions and processes. This software evolution process is typically time-consuming, labor-intensive and expensive, and consists not only of fixing "bugs" and maintaining the current level of software performance and functionality, but also making enhancements, implementing mass changes to the code and migrating applications to new computing platforms.

Peritus Solutions

      Peritus offers products and services that enable organizations to improve the productivity, effectiveness and quality of the software evolution process. The Company's solutions employ a combination of tools, processes, skilled professionals and methodologies. The Company's underlying technology consists of its Peritus Intermediate Language ("PIL") and proprietary tools that can be implemented to address mass change or other software maintenance or development challenges.

Application Understanding Solution

      Technology for Application Understanding. The Company's SAM Workbench tool enables a user to understand a mainframe based application or application set. It employs a combination of methodologies and automated software features that enable a user to extract mainframe applications and move the code to a PC workstation for analysis and understanding. It provides detailed information on the application inventory and relationships between software assets; partitions the assets into applications, business transactions, and elementary transactions; generates application size metrics, such as function point counts; and supports the modeling of enhancements including function point counts. It can also provide low-level impact analysis on individual code members.

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

      Advanced Technology Platform. The Company has developed its core technologies through the use of advanced mathematical algorithms and techniques. To achieve productivity gains, the Company utilizes proprietary tools that better enable maintenance teams to rapidly locate and fix bugs and provide software enhancements. These tools include a software maintenance assistance tool designed to automate the process of logical code analysis, an application understanding tool and a groupware tool designed to facilitate workflow coordination.

Technology

      The Company's core technologies consist of its Peritus Intermediate Language, SAM Workbench tool, Mass Change Engine, other computer-based tools and formal mathematical techniques.

      The Peritus Intermediate Language. The Company has developed its Peritus Intermediate Language to support accurate analysis of why a program functions incorrectly. PIL is based on the mathematical theory that all computations can be expressed in a small number of abstract instructions into which existing computer languages can be translated. PIL consists of 13 abstract instructions, and currently the COBOL, RPG, C and PL/1 programming languages have been translated by the Company into PIL. When data enter a computer program, their paths can be traced by the values assigned to them by the instructions in that program. In contrast, PIL can be used to trace the paths of all data that fall into mathematically describable classes. As a result, if the data are in a certain state when a program completes or aborts, it is possible, using PIL, to determine the initial conditions of these data before the program was executed. In addition, the use of PIL allows tools to be built that can verify that a program is logically correct by specifying pre and post conditions of classes of data rather than relying on the traditional method of testing, which is based on trial and error using selected data points. The Company has received a United States Patent, Patent Number: 6,029,002 relating to the use of PIL.

           SAM Workbench. The Company's SAM Workbench tool enables a user to understand a mainframe based application or application set. It employs a combination of methodologies and automated software features that enable a user to extract mainframe applications and move the code to a PC workstation for analysis and understanding. It provides detailed information on the application inventory and relationships between software assets; partitions the assets into applications, business transactions, and elementary transactions; generates application size metrics, such as function point counts; and supports the modeling of enhancements including function point counts. It can also provide low-level impact analysis on individual code members. SAM Workbench also aids in the understanding of legacy applications to help facilitate determining the best strategy for enabling these applications for Internet use.

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

      Other Computer-Based Tools. The Company's software tools have been specifically designed to address the needs of the software maintenance practitioner or developer and are used by the Company's outsourcing teams. Sam Relay and SAM Workbench are also licensed externally. Currently, the Company's other computer-based tools include:

      Peritus Code Analyzer ("PCA"). PCA is a software maintenance assistance tool designed to automate the process of logical code analysis. The tool is used to discover and correct defects, implement enhancements, verify properties of software (such as database integrity or security properties), migrate from one language to another and update systems or programs and data for specific enhancements (such as those required by the year 2000 problem). The Company has received a United States Patent, Number: 6,029,002 covering certain technology applicable to PCA.

      SAM Relay. SAM Relay is a workflow and productivity-enhancing groupware tool designed to support the Peritus model for workflow coordination and accumulation of maintenance-related knowledge and experience.

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

Products and Services

      Currently, the Company's product offerings include its SAM Workbench and SAM Relay tools, and its service offerings include software maintenance outsourcing (SAMis and SAMsp), technology transfer and insourcing services.

SAM Workbench

      The Company's SAM Workbench tool enables a user to understand a mainframe based application or application set. It employs a combination of methodologies and automated software features that enable a user to extract mainframe applications and move the code to a PC workstation for analysis and understanding. It provides detailed information on the application inventory and relationships between software assets; partitions the assets into applications, business transactions, and elementary transactions; generates application size metrics, such as function point counts; and supports the modeling of enhancements including function point counts. It can also provide low-level impact analysis on individual code members. SAM Workbench also aids in the understanding of legacy applications to help facilitate determining the best strategy for enabling these applications for Internet use.

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

      The Company offers two distinct types of software maintenance outsourcing services, SAMsp and SAMis. SAMsp is a fixed price software maintenance outsourcing solution designed specifically for the manufacturers of both systems software and software products. SAMsp combines people, process, formal mathematical techniques, computer-based tools, and continuous improvement to improve productivity and responsiveness. SAMis is a fixed price software maintenance solution designed specifically to assist a company's information technology organization in managing their application portfolio.

      Outsourcing services are performed at both Company and client locations with a team of Company employees, or a team comprising Company and client employees. The Company also selectively employs subcontractors. Formal training, support and continuous improvement are part of every outsourcing service offering. The Company's self-directed outsourcing teams understand and exploit organizational dynamics, workflow management and proprietary technology to enhance the productivity, responsiveness and quality of the software evolution process. Individual team members develop a deep and broad understanding of many programming languages and applications, as well as maintenance technologies and bugging methodologies. The Company also uses its SAM Relay Tool in its outsourcing arrangements where appropriate.

      In connection with the delivery of its outsourcing services, the Company assesses the IT costs of a client together with other factors such as quality, productivity, and software and hardware environment and in general agrees to provide IT services on a fixed price, fixed timeframe basis after a detailed assessment.

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

      The Company also provides insourcing services, which combine the Company's technology transfer services with on-site management of the Peritus-trained client teams. In an insourcing engagement, the Company participates with the client management to provide that the teams accurately implement the Company's approach and perform at expected productivity levels. Typical insourcing engagements have two revenue components: a fee for services and a royalty tied to the client's productivity gains.

Sales and Marketing

      Historically, the Company offered its products and services to clients through both direct and indirect channels, including relationships with value added integrators using the Company's technology as an integral part of their overall solutions, as well as domestic and international distributors.

   Direct Sales

      In April 1999, the Company reduced its direct sales force to one sales representative. Future sales will be dependent upon this single sales representative, the addition of new sales resources, the sales efforts of senior management and the potential establishment of sales agency relationships. Prior to April 1999, the Company sold and supported its products and services directly in the United States. The Company plans to increase its sales resources in the future.

   Indirect Sales

      The Company has agreements with value added integrators for its Year 2000 products. During 1999 and to date, the Company had limited sales from these value added integrators. Currently, the Company's integrators are located in the United States, Canada, Europe and Japan and are authorized by Peritus to sublicense the Company's products and/or services to end users or system integrators in their respective territories.

   Marketing

      In April 1999, the Company eliminated its marketing organization to minimize its expenses. Prior to April 1999, the Company's marketing organization worked closely with product management and the sales organization in the development of Company marketing literature, market research to assist in strategic planning and tactical decision making, trade show programs and exhibit planning, advertising and public relations support. The Company plans to increase its marketing efforts in the future.

Clients

      The Company offers its products and services to end users in a variety of industries including financial services, telecommunications, transportation, insurance, utilities and manufacturing.

      To date, the Company's revenue has been dependent on a few major clients, including American Telephone & Telegraph Company ("AT&T"), Bull HN Information Systems, Inc. ("Bull"), Computer Sciences Incorporated ("CSC"), Compaq Computer Corporation ("Compaq"), EMC Corporation ("EMC"), International Business Machines Corporation ("IBM"), Merrill Lynch, Pierce Fenner & Smith Incorporated ("Merrill Lynch"), Metropolitan Life Insurance Company ("Met Life"), MicroAge Computer Center, Inc. ("Microage"), and Telesector Resources Group Inc. ("NYNEX"). During 1999, Bull and Compaq represented approximately 21.7% and 11.8% of the Company's total revenue, respectively. During 1998, AT&T and Bull represented approximately 12.2% and 10.0% of the Company's total revenue, respectively. During 1997, Bull, Merrill Lynch and Met Life represented approximately 8.4%, 6.7% and 6.7% of the Company's total revenues, respectively. In addition, the Company's ten largest clients represented approximately 70.1%, 52.4% and 63.8% of the Company's total revenue in the years ended December 31, 1999, 1998 and 1997, respectively.

      The Company has entered into agreements to provide software consulting services and software maintenance services with Computervision and Bull. The Computervision agreement expires, subject to extension, on December 31, 2000. The Bull contract expires on December 31, 2006 but is earlier cancelable upon twelve-months notice.

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

Client Technical Support

      In connection with the licensing of its products, the Company provides its clients with technical support and advice, including problem resolution, installation assistance, error corrections and product enhancements released during maintenance. The Company provides toll-free telephone support, as well as access to electronic bulletin boards and other forms of electronic communication to provide clients with the latest information regarding the Company's products and services. Client technical support fees related to the Company's year 2000 products were typically 15% of license fees and were typically capped at $400,000 annually per direct licensee. The Company notified customers of its Vantage YR2000 software toolset that it was terminating client technical support for that product in the first quarter of the year 2000.

Research and Product Development

      Historically, the Company has invested significantly in enhancing existing technology and developing new products and services. As a result of the Company's restructurings in 1998 and 1999, the majority of the Company's research and development resources have been eliminated. The Company plans to continue maintenance of and enhancements to its existing products and may selectively develop new products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of research and development expenses incurred from 1997 through 1999.

      The Company has its remaining development facility at the Company's Westborough, Massachusetts headquarters. The Company closed its development and support center in Bangalore, India in 1999.

      The Company has generally relied on internal efforts and resources to develop its software and methodologies. However, in some limited cases, the Company has contracted with various firms, certain of which were located in India and Canada, to develop materials, processes, software or portions of software for and on behalf of the Company.

Competition

      The market for the Company's software products and services is intensely competitive and characterized by rapid changes in technology and user needs and the frequent introduction of new products. The Company's competitors include outsourcing service providers and software maintenance tools vendors. The Company faces competition with its SAM Workbench tool from vendors whose products include some of the functionality of SAM Workbench, such as Merant PLC, SEEC Inc., Viasoft Inc., and Relativity Technologies, Inc. The Company faces competition with its SAM Relay tool from vendors whose products include some of the functionality of SAM Relay, such as Instinctive Inc., Starbase Inc, Rational Inc. and Interliant Inc.

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

      A number of the Company's competitors are more established, benefit from greater name recognition and have substantially greater financial, technical and marketing resources than the Company and certain of the Company's value added integrators. Moreover, other than the need for technical expertise, there are no significant proprietary or other barriers to entry in the Company's market.

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

      The Company's business includes the maintenance, evolution, repair and development of software applications, system software and other deliverables, including written specifications and documentation in connection with specific client engagements. Ownership of software and associated deliverables created for clients is generally retained by or assigned to the client, and the Company does not retain an interest in such software or deliverables. The source code for the Company's proprietary software is generally protected as a trade secret and an unpublished copyrighted work. However, the Company has entered into source code escrow agreements with certain of its licensees requiring release of source code in certain circumstances. Such source code escrow agreements usually limit the use and disclosure of such source code in the event that it is released.

      In addition, the Company has entered into license agreements with a limited number of clients that allow these clients access to and use of the Company's AutoEnhancer/2000 and Vantage YR2000 software toolset and SAM Relay and RQE tools source code for certain purposes. Access to the source code may increase the likelihood of misappropriation or misuse by third parties.

      The Company's business also includes licensing of the Company's proprietary software, methodologies and related services to end users, as well as to value added integrators authorized to provide services to third parties. In general, such licensing of the Company's proprietary software, methodologies and related services to a licensee is a limited term, limited use, non-exclusive license that contains restrictions on copying, disclosure, usage, decompiling and transferability. In particular cases, however, a license agreement may have certain provisions that are exclusive in some manner. Within these licensing agreements, the Company seeks to avoid disclosure of its trade secrets, including, but not limited to, generally requiring those persons with access to the Company's proprietary information to execute confidentiality agreements restricting use of and access to the Company's confidential information.

      The Company generally relies on internal efforts in order to develop its software and methodologies. However, in some limited cases, the Company has contracted with various firms, certain of which were located in India and Canada, to develop software or portions of software for and on behalf of the Company. Software development by a contractor for the Company is done pursuant to agreements that generally assign all rights to the Company and contain nondisclosure provisions. Such software developed by a contractor may be merged with software that the Company has developed using its internal employees. In January 1996, the Company acquired Vista and was assigned all of Vista's intellectual property rights, consisting mainly of unregistered copyrights. In December 1997, the Company acquired additional year 2000 technology in connection with the MDI acquisition.

      The Company has filed six patent applications with the United States Patent and Trademark Office (the "PTO") pertaining to technologies, processes and methodologies used by the Company's software. A patent has been granted on three of these applications: (i) United States Patent Number: 5,838,979, that covers certain technology applicable to the Mass Change Engine, (ii) United States Patent Number: 5,911,142, that covers a system and method that automatically converts field lengths of data fields in a data file that are accessed by a computer program and correspond to date-related data, and (iii) United States Patent Number: 6,029,002 that covers an analyzer for maintaining and analyzing source code that includes a software translator for converting source code into an intermediate language, slicing capability based upon weakest precondition determination, dual direction flow analysis and incorporation of a computational model to facilitate iterative code. There can be no assurance that a patent will be issued pursuant to any other of the pending patent applications or that, if granted, such patents would survive a legal challenge to their validity or provide meaningful or significant protection to the Company. In addition, the Company may decide to abandon a patent application if, among other things, it determines that continued prosecution of an application would be too costly, the technologies, processes or methodologies are not critical to the Company's business in the foreseeable future or it is unlikely that a patent will issue with regard to a particular application. Some competitors of the Company have announced the filing with the United States Patent and Trademark Office of patent applications relating to fixing and assessing the year 2000 problem. The Company expects that the risk of infringement claims against the Company might increase because its competitors might successfully obtain patents for software products and processes. The Company has become aware of a patent relating to fixing the year 2000 problem based on a "windowing" method. Certain of the Company's technology incorporated in some of its products may infringe on such patent. The Company is in the process of reviewing the matter.

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

Employees

      As of March 28, 2000, the Company employed 37 employees, five of whom were part-time. It is important for the Company to retain and attract highly skilled and qualified personnel. Competition for such personnel is intense in the computer software industry, particularly for software developers, service consultants, and sales and marketing personnel. There can be no assurance that the Company will be able to attract and retain qualified personnel in the future.

      The Company's employees are not represented by any labor unions. The Company considers its relations with its employees to be good.

Item 2. Properties

      The Company is headquartered in Westborough, Massachusetts, where it leases approximately 12,000 square feet under a lease expiring in December 2001. The Company has the right to extend the lease for an additional term of three years subject to certain terms and conditions.

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

      On January 8, 1999, the plaintiffs filed a Consolidated Amended Complaint applicable to all previously filed actions. The Consolidated Amended Complaint alleged a class period of October 22, 1997 through October 26, 1998 and principally claimed that the Company and three of its former officers violated federal securities law by purportedly making false and misleading statements (or omitting material information) concerning the MDI acquisition and the Company's revenue during the proposed class period, thereby allegedly causing the value of the Company's common stock to be artificially inflated. Previously stated claims against the Company and its underwriters alleging violations of the federal securities laws as a result of purportedly inadequate or incorrect disclosure in connection with the Company's initial public offering were not included in the Consolidated Amended Complaint. The Company and the individual defendants filed motions to dismiss the Consolidated Amended Complaint on March 5, 1999. Oral arguments on the motions were held on April 21, 1999 and the Court granted the Company's and the individual defendants' motions to dismiss the Consolidated Amended Complaint pursuant to an order dated June 1, 1999. The plaintiffs appealed the Court's order of dismissal. The Company contested the appeal and supported the Court's order of dismissal. In December, 1999, the parties agreed to settle the lawsuit. The Company received final approval on February 28, 2000 from the Court of the settlement of the action. The $2.8 million settlement became effective and the appeal period expired on March 29, 2000. The settlement was funded entirely by the Company's directors and officers liability insurer and the Company and the individual defendants received a full release and dismissal of all claims brought by the class during the class period.

      On or about April 28, 1999, the Company filed a lawsuit in the United States District Court for the District of Massachusetts against Micah Technology Services, Inc. and Affiliated Computer Services, Inc. (collectively, "Micah"). The lawsuit principally alleges that Micah breached its contract with the Company by failing to pay for services performed by the Company under such contract. The lawsuit further alleges that since Micah was unjustly enriched by the services performed by the Company, the Company is entitled to recovery based on quantum meruit, and that Micah engaged in unfair and/or deceptive trade practices or acts in violation of Massachusetts General Laws ("M.G.L.") Chapter 93A by allowing the Company to perform services when Micah did not pay for such services. The lawsuit seeks unspecified damages on the breach of contract and quantum meruit claims and double or triple damages on the Chapter 93A claim. Micah has denied the Company's allegations and has filed a counterclaim against the Company principally alleging fraud, negligent misrepresentations, breach of contract and that the Company engaged in unfair and/or deceptive trade practices or acts in violation of M.G.L. Chapter 93A by its misrepresentations and breach of contract. The Company denied the allegations contained in Micah's counterclaim and intends to contest the counterclaim vigorously. The parties are in the initial discovery phase of the litigation. A non-binding mediation hearing was held on March 17, 2000 and no settlement was reached.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

                                    PART II.

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

      The following table sets forth, for the periods indicated, the range of high and low sales prices for the Company's common stock, as reported by the Nasdaq Stock Market, Inc. The Company's securities were traded on the Nasdaq National Market through February 3, 1999. Thereafter, they have been traded on the OTC Bulletin Board. The Company's common stock has been traded under the symbol "PTUS" since the Company's initial public offering on July 2, 1997. These prices reflect interdealer prices, without retail mark-ups, mark-downs or commissions, and do not necessarily represent actual transactions.

                                     1998                      1999
                             ---------------------    -----------------------
                               High         Low          High          Low
                             --------    ---------    ----------    ---------
First Quarter ...........    $  23.75    $  5.4375    $   1.1875    $  0.1875
Second Quarter ..........    $   7.00    $  3.7500    $   0.3281    $  0.1250
Third Quarter ...........    $   7.50    $  1.1562    $   0.3125    $  0.1250
Fourth Quarter ..........    $   1.50    $  0.3438    $   0.1406    $  0.0781

      Historically, the Company has not declared or paid cash dividends on its common stock and does not plan to pay cash dividends to its stockholders in the foreseeable future. The Company presently intends to retain any earnings to finance its business. As of March 17, 2000, there were 362 stockholders of record of the Company's common stock.

      The Company is furnishing the following information with respect to the use of proceeds from its initial public offering of common stock, $.01 par value per share on July 2, 1997:

            (1) The effective date of the registration statement for the offering and the commission file number were July 1, 1997 and 333-27087, respectively.

            (4)(vii) From October 1, 1997 to December 31, 1999, $500,000 of the offering proceeds were used to repay certain indebtedness under a secured subordinated note, $30 million were paid to APU in connection with the MDI acquisition and $10,164,000 were used to fund the Company's operations or for working purposes capital. No offering proceeds remained as of December 31, 1999.

      Except for the $30 million paid to APU which, as a result of the MDI acquisition, owns 10% or more of the Company's common stock, payment of the offering proceeds were to persons other than directors, officers, general partners of the Company or their associates, persons owning 10% or more of the equity securities of the Company or affiliates of the Company.

Item 6. Selected Financial Data

      The selected financial data set forth below as of December 31, 1999 and 1998, and for the three years ended December 31, 1999, are derived from the Company's Consolidated Financial Statements, which appear elsewhere in this Annual Report. The selected financial data set forth below as of December 31, 1997, 1996 and 1995 and for the years ended December 31, 1996 and 1995 are derived from the Company's audited financial statements, which are not included in this Annual Report. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements, including the Notes thereto, included elsewhere in this Annual Report.

                                                                                          Year Ended December 31,
                                                                         --------------------------------------------------------
                                                                           1999        1998        1997        1996        1995
                                                                         --------    --------    --------    --------    --------
                                                                                  (In Thousands, Except Per Share Data)
Statement of operations data:
Revenue:
   Outsourcing services ..............................................   $  5,923    $  9,925    $ 11,447    $ 10,190    $ 16,400
   License ...........................................................      2,087       9,444      21,255       6,526          --
   Other services ....................................................      3,188      12,163       7,007       2,519       2,105
                                                                         --------    --------    --------    --------    --------
       Total revenue(1) ..............................................   $ 11,198    $ 31,532    $ 39,709    $ 19,235    $ 18,505
                                                                         --------    --------    --------    --------    --------
Cost of revenue:
   Cost of outsourcing services ......................................      4,778       7,577       9,536       8,488       9,602
   Cost of license ...................................................        238       1,631         690         162          --
   Cost of other services ............................................      2,013       9,110       5,357       2,931       2,421
                                                                         --------    --------    --------    --------    --------
       Total cost of revenue .........................................      7,029      18,318      15,583      11,581      12,023
                                                                         --------    --------    --------    --------    --------
Gross profit .........................................................      4,169      13,214      24,126       7,654       6,482
                                                                         --------    --------    --------    --------    --------
Operating expenses:
Sales and marketing ..................................................      1,450      13,244       8,864       3,116       2,129
Research and development .............................................      1,316       8,528       8,324       6,033       1,703
General and administrative ...........................................      3,570       7,466       4,312       3,249       2,357
Write-off of acquired in-process research and development ............         --          --      70,800          --          --
Impairment of long-lived assets ......................................        961       5,218          --          --          --
Restructuring charges (credit) .......................................       (455)      5,906          --          --          --
                                                                         --------    --------    --------    --------    --------
       Total operating expenses ......................................      6,842      40,362      92,300      12,398       6,189
                                                                         --------    --------    --------    --------    --------
Income (loss) from operations ........................................     (2,673)    (27,148)    (68,174)     (4,744)        293
Interest income (expense), net .......................................         92         485         948        (296)       (203)
                                                                         --------    --------    --------    --------    --------
Income (loss) before gain on sale of majority-owned subsidiary, income taxes, minority interest and equity in loss of less
   than majority-owned company .......................................     (2,581)    (26,663)    (67,226)     (5,040)         90
Gain on sale of majority-owned subsidiary ............................         --         (11)         --          --          --
Provision (benefit) for income taxes .................................          2          25         260        (143)         (8)
                                                                         --------    --------    --------    --------    --------
Income (loss) before minority interest and equity in loss of less
   than majority-owned company .......................................     (2,583)    (26,677)    (67,486)     (4,897)         98
Minority interest in majority-owned subsidiary .......................         --          (4)          4          24          43
                                                                         --------    --------    --------    --------    --------
Net income (loss) ....................................................   $ ( 2,583)  $(26,673)   $(67,490)   $ (4,921)   $     55
                                                                         ========    ========    ========    ========    ========
Net income (loss) per share:(2)
   Basic .............................................................   $ ( 0.15)   $  (1.65)   $  (7.03)   $  (1.02)   $   0.01
                                                                         ========    ========    ========    ========    ========
   Diluted ...........................................................   $ ( 0.15)   $  (1.65)   $  (7.03)   $  (1.02)   $   0.01
                                                                         ========    ========    ========    ========    ========
Weighted average shares outstanding
   Basic .............................................................     16,684      16,177       9,708       5,876       5,078
                                                                         ========    ========    ========    ========    ========
   Diluted ...........................................................     16,684      16,177       9,708       5,876       6,456
                                                                         ========    ========    ========    ========    ========

                                                                              December 31,
                                                           -----------------------------------------------------
                                                             1999       1998       1997       1996        1995
                                                           --------   --------   --------   --------    --------
                                                                             (In Thousands)
Balance sheet data:
Cash and cash equivalents, including restricted cash ...   $  2,475   $  3,378   $ 11,340   $  7,388    $    264
Short-term investments .................................         --        500      3,000         --          --
Working capital ........................................      1,640      1,805     20,931      8,218       2,218
Total assets ...........................................      4,293     13,723     39,870     17,725       7,179
Long-term debt, net of current portion .................         --         --        413      1,538       1,792
Redeemable stock .......................................         --         --         --     12,287          --
Stockholders' equity (deficit) .........................      2,372      4,810     30,005     (3,302)      1,802

----------
(1) Revenue (in thousands) from related parties in the years ended December 31, 1999, 1998, 1997, 1996 and 1995 was $0, $1,331, $4,478, $6,443, and
      $10,114, respectively. See the Company's Consolidated Financial
      Statements.

(2) See Note 2 of Notes to the Company's Consolidated Financial Statements for an explanation of the determination of historical net income (loss) per share.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Company Current Condition and Current Strategy

           In the second half of 1998 and in 1999, the overall market for the year 2000 tools and services of Peritus Software Services, Inc. ("Peritus" or the "Company") contracted dramatically, resulting in substantial financial losses. In response, the Company substantially reduced its workforce in September and December of 1998 and again in April of 1999. During the second and third quarters of 1999, the Company also settled its leases for its facilities in Cincinnati, Ohio, Lisle, Illinois and Billerica, Massachusetts and took other efforts to reduce its fixed costs. As a result of the Company's degraded financial condition, the Company began encountering major obstacles in obtaining new outsourcing business. Since most outsourcing engagements are multi-year and involve critical applications, prospective new clients, although interested in the capabilities and technology of the Company, were reluctant or unwilling to commit to contracts. Despite the significant reduction in the overall cost structure as a result of the foregoing actions, the Company was unable to achieve a cash flow break-even position in the year ended December 31, 1999.

      On March 27, 2000, Rocket Software, Inc. ("Rocket"), a privately held company, invested $4,000,000 in the Company in exchange for 10,000,000 shares ($.40 per share) of restricted common stock (37% of outstanding stock after the investment). The Company granted Rocket certain registration rights with respect to the shares. The Company will record a one-time charge related to the investment of approximately $4,000,000 in the quarter ending March 31, 2000. The charge represents the difference between the quoted market price on the commitment date and the price paid by Rocket. Under certain sections of the Internal Revenue Code, a change in ownership of greater than 50% within a three-year period places an annual limitation on the Company's ability to utilize its existing net operating loss and research and development tax credit carry-forwards. The investment by Rocket triggered the limitation. Based on the Company's current forecasted cash expenditures, its cash on hand prior to the Rocket investment and the $4,000,000 invested by Rocket, the Company expects to have sufficient cash to finance its operations through the year 2000. The Company's future beyond the year 2000 is dependent upon its ability to achieve a break-even cash flow or raise additional financing. There can be no assurances that the Company will be able to do so.

      The Company's current strategy is to continue to service its existing outsourcing customers and to renew expiring contracts. At the same time, the Company is pursuing new business through the licensing of, and associated consulting and training for, its outsourcing methodology (technology transfer services) and SAM Relay and SAM Workbench tools. The Company anticipates using the proceeds from the Rocket investment to fund additional investments in sales and marketing, and research and development (particularly the enhancement of the Company's SAM Workbench tool), and for other general corporate purposes. The Company also plans to develop other service offerings and to renew its efforts to generate new outsourcing business.

Company Overview

      Peritus provides solutions consisting of software products and services that enable organizations to improve the productivity, quality and effectiveness of their information technology ("IT"), systems maintenance or software evolution functions. The Company employs software tools, methodologies and processes, designed to automate the typically labor-intensive processes involved in conducting mass change and other software maintenance tasks. In 1996, the Company released its first commercially available product, its AutoEnhancer/2000 software, which was aimed at the industry's most pervasive mass change challenge, the year 2000 problem, to value added integrators and directly to end users. In 1996, the Company expanded its research and development efforts through the acquisition of Vista Technologies Incorporated ("Vista"), a developer of computer-aided engineering software. In 1997, the Company expanded its product offerings and research and development efforts by releasing an enhanced version of the AutoEnhancer/2000 software, which enables a client to perform logic correction only changes with regard to year 2000 renovations, and acquiring substantially all of the assets and the assumption of certain of the liabilities of Millennium Dynamics, Inc. ("MDI"), a software tools company with year 2000 products for the IBM mainframe and AS/400 platforms from American Premium Underwriters, Inc. ("APU").

      In response to changes in the markets for the Company's products and services, the Company emphasized the direct delivery of year 2000 renovation services and renovation quality evaluation ("RQE") services in the beginning of 1998 and also began to refocus the Company's business on software maintenance outsourcing services. In 1998, the Company also began licensing its RQE tool, a product used to facilitate an in-house evaluation of a completed year 2000 renovation. As the market continued to shift from the Company's year 2000 products and services during the third quarter of 1998, the Company revised its overall strategy to emphasize the growth of its software maintenance outsourcing business over the long term and to meet its clients needs for year 2000 renovation services and RQE services. In July 1998, the Company announced its software maintenance outsourcing offerings, "Software Asset Maintenance for Software Providers" ("SAMsp")and "Software Asset Maintenance for Information Systems" ("SAMis"), which are outsourcing solutions designed specifically for the manufacturers of system software and software products and for information technology departments that maintain application software, respectively.

      In the second half of 1998, the overall market for the year 2000 products and services of the Company contracted dramatically, resulting in substantial financial losses, and, in response, the Company substantially reduced its workforce in September and December of 1998. As a result of the Company's degraded financial condition, the Company began encountering major obstacles in obtaining new outsourcing business. Since most outsourcing engagements are multi-year and involve critical applications, prospective new clients, although interested in the capabilities and technology of the Company, were reluctant or unwilling to commit to contracts. Based upon its continued difficulties, the Company substantially reduced its workforce again in April 1999 and has experienced significant voluntary attrition in its workforce.

      On February 3, 1999, the Company's common stock was delisted from trading on the Nasdaq National Market. The Company's common stock is now currently traded on the Over The Counter ("OTC") Bulletin Board which has several requirements for listing.

      In March 1999, the Company announced that it had retained Covington Associates to render financial advisory and investment banking services in connection with exploring strategic alternatives including the potential sale of the Company. The engagement agreement was entered into in December 1998 and was terminated in December 1999.

      In June 1999, the Company reached a settlement with American Financial Group, Inc. ("AFG") and its subsidiaries and affiliates for release from its real estate lease in Cincinnati, Ohio and certain other obligations. Under the settlement, the Company agreed to pay $200,000 in cash and issue 300,000 shares of Common Stock in exchange for release of its real estate lease for 20,500 square feet that required average monthly payments excluding operating expenses of $36,000 through November 2002. The Company had not made any payments since October 1998. The settlement also released the Company from net claims for other services and disputes of $334,500.

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

      Effective September 27, 1999, the Company relocated its corporate headquarters from Billerica, Massachusetts to its existing facility located at 112 Turnpike Road, Westborough, Massachusetts. In September of 1999, the Company also reached a settlement agreement with BCIA New England Holdings LLC for release from its real estate lease at 2 Federal Street, Billerica, Massachusetts. Under the settlement, the Company agreed to pay $200,000 in cash, relinquish its $300,000 security deposit, issue 500,000 shares of Common Stock and transfer miscellaneous furnishings and equipment. In exchange, the Company was released from its real estate lease for 100,000 square feet which required average lease and operating expense payments of $145,000 per month through February 2006. The Company had not made any payment since July 1999.

      The Company experienced net losses of $2,583,000, $26,673,000 and $67,490,000 in the years ended December 31, 1999, 1998 and 1997, respectively. The Company's long-term future is dependent upon its ability to achieve a break-even cash flow or raise additional financing. There can be no assurances that the Company will be able to do so.

      The Company currently derives its revenue from software maintenance outsourcing services, software and methodology licensing and other services. Historically, the Company's products and services have been marketed through its direct sales force, both domestically and in Europe, and through value added integrators operating worldwide. As a result of its downsizings in 1998 and 1999, the Company currently has only one direct sales force representative. However, the Company plans to increase its sales resources in the future.

   Revenue Recognition Policies

      Revenue under contracts to provide outsourced software maintenance, reengineering and development services is recognized using the percentage-of-completion method and is based on the ratio that labor-hours incurred to date bear to estimated total labor-hours at completion, provided that a contract or purchase order has been executed, fees are fixed or determinable and collection of the related receivable is probable. Adjustments to contract cost estimates are made in the periods in which the facts which require such revisions become known. When the revised estimates indicate a loss, such loss is provided for currently in its entirety. Costs and estimated earnings in excess of billings on uncompleted contracts represent revenue recognized in excess of amounts billed. Billings in excess of costs and estimated earnings on uncompleted contracts represent billings in excess of revenue recognized.

      The Company licenses its software products and methodologies to end users and to value added integrators for their use in serving their clients. License fees charged to end users are fixed, with the amount of the fee based on the estimated total lines of code to be processed, the number of CPUs licensed, or other defined factors. License fees charged to value added integrators are generally royalties based on lines of code processed or to be processed or number of CPUs licensed. Revenue from software licenses to end users is recognized when licensed software and methodologies have been delivered to the end user, a contract or purchase order has been executed, fees are fixed or determinable, collection of the related receivable is probable, and customer acceptance provisions do not exist. In arrangements where customer acceptance provisions exist, the Company defers revenue recognition until customer acceptance occurs or the acceptance provisions have lapsed. The Company generally does not provide its customers with the right to return software licenses and, once due, license fees are non-refundable. Revenue from software licenses to value added integrators is recognized when the licensed software and methodologies have been delivered to the value added integrator, the fee is fixed or determinable and collection of the related receivable is probable. Under arrangements combining software and services, all revenue is recorded using the percent of completion method as described for other services below. Under such combined arrangements, vendor specific objective evidence ("VSOE") for software license is used for income statement classification purposes only and is determined based upon the prices that exist or are charged for the same software when licensed separately and distinctly. The VSOE for the service component under combined arrangements is based upon hourly rates.

      Other services provided by the Company include direct delivery contracts as well as technology transfer arrangements, product training, value added integrator sales training, consulting services and software product maintenance. Under direct delivery contracts, the Company provides full and pilot year 2000 renovations and renovation quality evaluation services for clients using the Company's AutoEnhancer/2000, RQE tool, and/or Vantage YR2000 software. Revenue from full year 2000 renovation and RQE contracts is recognized using the percentage-of-completion method and is based on the ratio that labor-hours incurred to date bear to estimated total labor-hours at completion, provided that a contract or purchase order has been executed, fees are fixed or determinable and collection of the related receivable is probable. Revenue from pilot direct delivery contracts is recognized over the duration of such contracts as work is performed and defined milestones are attained. Adjustments to contract cost estimates are made in the periods in which the facts which require such revisions become known. When the revised estimates indicate a loss, such loss is provided for currently in its entirety. In cases where VSOE of fair value of both the license and service component exists under a direct delivery contract, revenue recognized is allocated between license revenue and other services revenue for income statement classification purposes based on their relative fair values. Revenue from technology transfer arrangements, product and sales training and consulting services is billed on a time-and-materials basis and is recognized as the services are provided. Revenue from software product maintenance contracts on the Company's licensed software products, including client support bundled with the initial license fee, is deferred and recognized ratably over the contractual periods during which the services are provided.

      Financial Controls

      In 1998, the Company restated its financial results for the third and fourth quarters of 1997 and the first and second quarters of 1998. The restatements primarily related to revenue recording. As a result of the restatements, the Company revised its financial controls. The senior financial personnel involved in revenue recording have carefully reviewed the provisions of Statement of Position 97-2, Software Revenue Recognition and Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements with particular emphasis on multiple element arrangements. A control has been added to the revenue recording process to confirm software delivery prior to revenue. In addition, a software receipt acknowledgement signed by the customer is generally obtained to confirm software delivery. The Company's legal staff is now responsible for informing the finance staff of any acceptance conditions contained within any contract. The finance staff is now responsible for ensuring any acceptance conditions are met prior to revenue recording. Finally, the Company's Chief Financial Officer reviews all significant revenue transactions for proper recording.

   Client Concentration

      For the year ended December 31, 1999, Bull and Compaq accounted for 21.7% and 11.8% of the Company's total revenue, respectively. For the year ended December 31, 1998, AT&T and Bull accounted for 12.2% and 10.0% of the Company's total revenue, respectively. For the year ended December 31, 1997, no single customer accounted for more than 10% of the Company's total revenue. The Company's ten largest clients in the years ended December 31, 1999, 1998 and 1997 accounted for approximately 70.1%, 52.4% and 63.8% of the Company's total revenue, respectively.

Results of Operations

      The following table sets forth for the periods indicated the percentage of total revenue of certain line items included in the Company's consolidated statement of operations:

                                                                               Year Ended December 31,
                                                                            -----------------------------
                                                                             1999        1998        1997
                                                                            -----       -----       -----
Revenue:
      Outsourcing services ............................................      52.9%       31.5%       28.8%
      License .........................................................      18.6        30.0        53.5
      Other services ..................................................      28.5        38.5        17.7
                                                                            -----       -----       -----
            Total revenue(1) ..........................................     100.0       100.0       100.0
                                                                            -----       -----       -----
Cost of revenue:
      Cost of outsourcing services ....................................      42.7        24.0        24.0
      Cost of license .................................................       2.1         5.2         1.7
      Cost of other services ..........................................      18.0        28.9        13.5
                                                                            -----       -----       -----
            Total cost of revenue .....................................      62.8        58.1        39.2
                                                                            -----       -----       -----
Gross profit ..........................................................      37.2        41.9        60.8
                                                                            -----       -----       -----
Operating expenses:
      Sales and marketing .............................................      12.9        42.0        22.3
      Research and development ........................................      11.8        27.1        21.0
      General and administrative ......................................      31.9        23.7        10.9
      Write-off of acquired in-process research and development .......        --          --       178.3
      Impairment of long-lived assets .................................       8.6        16.5          --
      Restructuring charges (credits) .................................      (4.1)       18.7          --
                                                                            -----       -----       -----
            Total operating expenses ..................................      61.1       128.0       232.5
                                                                            -----       -----       -----
Loss from operations ..................................................     (23.9)      (86.1)      (171.7)
Interest income, net ..................................................       0.8         1.5         2.4
                                                                            -----       -----       -----
Loss before gain on sale of majority-owned subsidiary, income taxes and
   minority interest in majority-owned subsidiary .....................     (23.1)      (84.6)      (169.3)
Gain on sale of majority-owned subsidiary .............................        --        (0.1)         --
Provision for income taxes ............................................        --         0.1         0.7
                                                                            -----       -----       -----
Loss before minority interest .........................................     (23.1)      (84.6)      (170.0)
Minority interest in majority-owned subsidiary ........................        --          --          --
                                                                            -----       -----       -----
            Net loss ..................................................     (23.1)%     (84.6)%     (170.0)%
                                                                            =====       =====       =====

----------
(1) Revenue from related parties in the years ended December 31, 1999, 1998 and 1997 represented 0%, 4.2%, and 11.3% of total revenue, respectively.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Revenue

      Total revenue decreased 64.5% to $11,198,000 in the year ended December 31, 1999 from $31,532,000 in the year ended December 31, 1998. This decrease in revenue was primarily due to a decrease in other services revenue as well as the licensing of the Company's products, and to a lesser extent, outsourcing services revenue.

      The Company anticipates that total revenue for the year 2000 will be substantially below the level achieved in 1999.

      Outsourcing Services. Outsourcing services revenue decreased 40.3% to $5,923,000 in the year ended December 31, 1999 from $9,925,000 in the year ended December 31, 1998. As a percentage of total revenue, outsourcing services revenue increased to 52.9% in the year ended December 31, 1999 from 31.5% in the year ended December 31, 1998. The increase in outsourcing services revenue as a percentage of total revenue reflects the decreased contribution of other services and license revenue to total revenue during the year ended December 31, 1999 when compared to the same period in the prior year. The decrease in outsourcing revenue in absolute dollars in the year ended December 31, 1999 compared to December 31, 1998 was primarily attributable to the sale of a foreign subsidiary in July 1998, and the recording of lower amounts of revenue under existing outsourcing engagements due to reduced workload or contract terminations. Outsourcing revenue in 1999 included $2,068,000 associated with six contracts that terminated during the year. Outsourcing services remain a major component of the Company's business. Without the addition of new business, the Company's outsourcing revenue in the future will be significantly below the $5,923,000 recorded in 1999.

      License. License revenue decreased 77.9% to $2,087,000 in the year ended December 31, 1999 from $9,444,000 in the year ended December 31, 1998. As a percentage of total revenue, license revenue decreased to 18.6% in the year ended December 31, 1999 from 30.0% in the year ended December 31, 1998. The decrease in license revenue for 1999 in absolute dollars was primarily attributable to a decrease in the delivery of licensed software to end users and decreased license fees from value-added integrators. The market for the Company's year 2000 tools significantly eroded in 1998 and 1999 resulting in substantial declines in license revenue. The Company anticipates no year 2000 related license revenue in the future. The Company will continue to pursue licenses of its outsourcing methodology and SAM Relay and SAM Workbench tools and future revenue is dependent on the success of such efforts.

      Other Services. Other services revenue decreased 73.8% to $3,188,000 in the year ended December 31, 1999 from $12,163,000 in the year ended December 31, 1998. As a percentage of total revenue, other services revenue decreased to 28.5% in the year ended December 31, 1999 from 38.5% in the year ended December 31, 1998. The decrease in other services revenue in absolute dollars was primarily attributable to a decrease in direct delivery, consulting and client support services relating to the Company's year 2000 products and services. Given the reduction in demand for its year 2000 services and the reduction in internal resources announced at the end of March 1999, the Company anticipates minimal year 2000 related service revenue in the future. Future revenue from other services is dependent on the Company's success in licensing its methodology, and its SAM Workbench and SAM Relay tools which would generate maintenance, consulting, and training revenue; as well as the development of other new successful offerings.

Cost of Revenue

      Cost of Outsourcing Services Revenue. Cost of outsourcing services revenue consists primarily of salaries, benefits, networking, and overhead costs associated with delivering outsourcing services to clients. The cost of outsourcing services revenue decreased 36.9% to $4,778,000 in the year ended December 31, 1999 from $7,577,000 for the year ended December 31, 1998. Cost of outsourcing services revenue as a percentage of outsourcing services revenue increased to 80.7% in the year ended December 31, 1999 from 76.3% in the year ended December 31,

1998. Costs in 1999 were negatively impacted by expenditures in anticipation of and to generate new business that did not materialize. In addition, the Company incurred costs in connection with an agreement with Micah Technology Services, Inc. ("Micah") for which it received no payments. The Company has filed a lawsuit against Micah to attempt to recover amounts due under such agreement See "Part I-Item 3. Legal Proceedings."

      Cost of License Revenue. Cost of license revenue consists primarily of amortization of intangibles related to the MDI acquisition and salaries, benefits and related overhead costs associated with license-related materials packaging and freight. Cost of license revenue was $238,000 in the year ended December 31, 1999, or 11.4% of license revenue. Cost of license revenue was $1,631,000, or 17.3% of license revenue, in the year ended December 31, 1998. The decrease in cost of license revenue in absolute dollars was primarily related to the reduction of amortization expense of intangibles related to the MDI acquisition as a result of the impairment charge recorded against the MDI related intangibles by the Company in the third quarter of 1998.

      Cost of Other Services Revenue. Cost of other services revenue consists primarily of salaries, benefits, subcontracting costs and related overhead costs associated with delivering other services to clients. Cost of other services revenue decreased 77.9% to $2,013,000 in the year ended December 31, 1999 from $9,110,000 in the year ended December 31, 1998. Cost of other services revenue as a percentage of other services revenue decreased to 63.1% in the year ended December 31, 1999 from 74.9% in the year ended December 31, 1998. Costs decreased in absolute dollars in the year ended December 31, 1999 due to reduced staffing for the Company's client support, training and consulting organizations related to fewer customers for the Company's year 2000 products and services, including year 2000 renovations and RQE services.

Operating Expenses

      Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and related overhead costs for sales and marketing personnel, sales referral fees to third parties, advertising programs, and other promotional activities. Sales and marketing expenses decreased 89.1% to $1,450,000 in the year ended December 31, 1999 from $13,244,000 in the year ended December 31, 1998. As a percentage of total revenue, sales and marketing expenses decreased to 12.9% in the year ended December 31, 1999 from 42.0% in the year ended December 31, 1998. The decrease in expenses in absolute dollars was primarily attributable to dramatically reduced staffing, commissions and promotional activities.

      Research and Development. Research and development expenses consist primarily of salaries, benefits and related overhead costs for engineering and technical personnel and outside engineering consulting services associated with developing new products and enhancing existing products. Research and development expenses decreased 84.6% to $1,316,000 in the year ended December 31, 1999 from $8,528,000 in the year ended December 31, 1998. As a percentage of total revenue, research and development expenses decreased to 11.8% in the year ended December 31, 1999 from 27.1% in the year ended December 31, 1998. The decrease in research and development expenses in absolute dollars was primarily attributable to dramatically reduced staffing for the product development efforts for the Company's year 2000 products and services, mass change technologies and other software tools.

      General and Administrative. General and administrative expenses consist primarily of salaries and related costs for the finance and accounting, human resources, legal, information systems, and other administrative departments of the Company, as well as contracted legal and accounting services. General and administrative expenses decreased 52.2% to $3,570,000 in the year ended December 31, 1999 from $7,466,000 in the year ended December 31, 1998. As a percentage of total revenue, general and administrative expenses increased to 31.9% in the year ended December 31, 1999 from 23.7% in the year ended December 31, 1998. In the year ended December 31, 1999, the decrease in general and administrative expenses in absolute dollars was primarily due to changes to charges related to accounts receivable and reduced staffing. In 1999, general and administrative expenses included a $321,000 credit associated with a reduction in the Company's allowance for doubtful accounts as a result of the successful collection of receivables for which specific allowances had been established in 1998. In 1998, general and administrative expenses included a $1,481,000 increase in the Company's allowance for doubtful accounts. In 1999, excess space that could not be segregated and included in restructuring was charged to general and administrative expenses. The total of such excess facility-related charges was approximately $500,000 for the year 1999.

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

      Year Ended 1999

      In June 1999, as a result of the continuing downsizing of the Company's operations and continuing decline in operating results, the Company reviewed the carrying amount of its property and equipment and committed to a plan to dispose certain of its assets, primarily excess computer equipment and furniture relating to its restructured operations, either by sale or by abandonment. The fair value of the assets to be disposed of was measured at management's best estimate of salvage value, by using the current market values or the current selling prices for similar assets. Based upon management's review, the carrying amount of assets having a net book value of $1,143,000 was written-down to a total amount of $389,000, representing the lower of carrying amount or fair value (salvage value) and the Company recorded an impairment charge totaling $754,000. The reduction in depreciation expenses resulting from this write-down was approximately $82,000 on a quarterly basis beginning in the third quarter of 1999. The Company completed its sale of assets associated with its June 1999 impairment charge in the third quarter of 1999 and the sale proceeds received were not significantly different from original estimates.

      During the third quarter of 1999, the Company made a decision to transfer the research and development responsibility for its SAM Workbench tool from India to the United States. As a result of that decision, the personnel of its Indian subsidiary were no longer required and were transferred (with the exception of one) to another company without cost. After the personnel transfer which occurred in September 1999, the Company ceased using the assets and anticipated no future productive use for such assets. Accordingly, the Company recorded an impairment charge of $145,000 against assets having a net book value of $182,000 to write down the assets involved, which consisted of primarily of leasehold improvements and computer equipment, to their estimated fair value (salvage value) of $37,000. The estimated salvage value of 20% of book value was determined through discussions with the Company's subsidiary manager in India regarding selling prices for similar assets. The Company concluded a sale agreement for the assets in February 2000 for $55,000 and the facility lease in India was extended by one month to facilitate completion of the sale of assets. The reduction in depreciation expense from the asset write-down was approximately $10,000 on a quarterly basis beginning in the fourth quarter of 1999.

      During the third quarter of 1999, the Company completed its review of its product offering going forward. This review included its patent associated with its mass change engine that had a remaining capitalized cost of $63,000. The Company concluded that it could not afford and, therefore, would not develop any future products based upon the patented technology. Further, the Company was no longer generating revenue from its existing products based on the patented technology. In addition, during the third quarter, the Company investigated whether there was an opportunity to generate any income from the pursuit of possible patent infringements and concluded such generation was unlikely. The Company does not believe there is any opportunity to sell or license its patented mass change engine technology. Therefore, according to Paragraphs 6 and 7 of SFAS 121, the Company recorded an impairment charge for the entire remaining capitalized cost. The write-down was included in the third quarter impairment charge. Savings in amortization expense from this write-down was $17,000 on a quarterly basis beginning in the fourth quarter of 1999.

      Year Ended 1998

      Due to lower than anticipated revenue and greater than expected losses during the quarter ended September 30, 1998, the Company adopted a plan to stop development of all existing and in-process products originally acquired from MDI in December 1997, including all Vantage YR2000 renovation and testing software tools and the generic mass change product. Substantially all direct sales efforts relating to existing Vantage YR2000 products were also stopped. In connection with these actions, the Company also undertook a restructuring of its operations (See Note 6 of Notes to the Company's Consolidated Financial Statements) which included the closure of the Company's research and development facilities in Cincinnati, Ohio and Lisle, Illinois and the termination of substantially all the employees at these facilities. As a result of these events, management concluded that an assessment of the recoverability of intangible assets recorded in connection with the acquisition of MDI in December 1997 was required at September 30, 1998. The Company determined that its property and equipment at these locations was not subject to impairment as substantially all such assets were scheduled to be redeployed.

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

      In December 1998, as a result of the significant downsizing of the Company's operations (See Note 6 of Notes to the Company's Consolidated Financial Statements) and continuing decline in operating results, the Company reviewed the carrying amount of its property and equipment at December 31, 1998 and committed to a plan to dispose certain of its assets, primarily excess computer equipment and furniture relating to the restructured operations, either by sale or abandonment. The plan was completed by September 30, 1999. The fair value of the assets to be disposed of was measured at management's best estimate of salvage value, by using the current market values or the current selling prices for similar assets. Costs to sell were estimated to be insignificant. Based upon management's review, the carrying amounts of assets having a net book value of $1,145,000 were written-down to a total amount of $221,000, representing the lower of carrying amount or fair value (salvage value) and the Company recorded an impairment charge totaling $924,000. The assets to be disposed of were not depreciated or amortized while they were held for disposal and the reduction in depreciation expense resulting from the write-down was approximately $48,000 on a quarterly basis beginning in the first quarter of 1999.

Restructuring Charges

Overview

      Under the Company's restructurings in 1998 and 1999, the Company terminated more than 220 people. Severance benefits generally included salary continuation for varying periods of up to one year, benefit continuation over the same period, and outplacement support. Under the Company's severance offerings, employees were required to sign a release before receiving any payments. In addition, salary continuation benefits stopped if a person obtained other employment.

      The Company's facility related restructuring charges included amounts related to closure or reduction in space for facilities in Billerica, Massachusetts; Westborough, Massachusetts; Cincinnati, Ohio; Lisle, Illinois; and Nashua,

New Hampshire. In most cases, the Company had many years remaining under non-cancelable leases. The Company's largest lease was for its 100,000 square foot headquarters facility in Billerica which had a lease termination in February 2006. Under its restructuring accruals, the Company recorded charges for the estimated difference between anticipated sublease income and the estimated expenses that would be incurred for the space in the future. The estimates included the following factors:

      -1) the difference between estimated sublease income and rent payments -2) estimated time the space would remain unoccupied earning no sublease income
      -3) estimated marketing costs including brokerage commissions
      -4) estimated building operating expense charges in the future
      -5) estimated costs to make the facilities ready for sublease

      The estimates were complicated by the fact that the facilities were located in several different real estate markets. The Company's estimates included input from the Company's real estate brokers.

      Due to the Company's degrading financial condition, there was a change between the original estimates and the final charges incurred. Rather than sublease the buildings, the Company entered into settlement agreements with the landlords for its Nashua, Cincinnati, Lisle and Billerica facilities. The Company believes that the settlements were very favorable to the Company (resulting in releases from the restructuring accrual) because the Company had ceased making rent payments for three facilities (Cincinnati, Lisle and Billerica), and had discussed filing for protection from creditors in its public filings. If the Company had not settled the leases under such distressed conditions, the charges incurred would undoubtedly have been higher resulting in a lower or zero release.

Year Ended 1999

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

      The amounts accrued to and payments against the accrued restructuring during the first quarter of 1999 and the composition of the remaining balance at March 31, 1999 were as follows:

                                                                       Balance         Q1 1999     Q1 1999       Balance
                                                                  December 31, 1998    Accrual    Payments    March 31, 1999
                                                                  -----------------    -------    --------    --------------
                                                                                         (in thousands)
Provision for severance and benefit payments to
   Terminated employees ........................................        $  536         $  291      $ (212)        $  615
Provisions related to closure of facilities and reduction of
   Occupied space ..............................................         2,144             --        (361)         1,783
                                                                        ------         ------      ------         ------

      Total ....................................................        $2,680         $  291      $ (573)        $2,398
                                                                        ======         ======      ======         ======

      In April 1999, the Company decided to further reduce the amount of space it occupied in its Billerica, Massachusetts headquarters facility. The space consolidation was completed in the second quarter of 1999 and the Company increased the amount of space it was offering for sublease from 50,000 to 75,000 square feet. Accordingly, in June 1999, the Company recorded an additional restructure accrual of $517,000 consisting primarily of the cost of lease expenses and real estate commissions associated with the additional vacated 25,000 square feet net of estimated sublease income. The assumptions underlying the charge for the newly vacated space and the space vacated in previous quarters were modified from previous assumptions based on the progress in marketing the vacated space and changes in market conditions. The estimated sublease date was changed from December 1, 1999 to January 1, 2000. The assumed sublease discount from the lease-related payments due under lease was lowered to 12%. The assumption regarding the discount period was changed to cover the entire lease term. Finally, estimated construction costs and commissions were also updated. The additional restructuring resulted in a quarterly reduction in lease-related costs of approximately $87,000 beginning in the third quarter of 1999.

      Due to the Company's degraded financial condition, in June 1999, the Company reached a settlement with American Financial Group, Inc. ("AFG") and its subsidiaries and affiliates for release from its real estate lease in Cincinnati, Ohio and certain other obligations. The Company had completely vacated the facility by June 30, 1999 and had no remaining obligations or liabilities associated with the facility. Of the total settlement, $136,000 was associated with the real estate lease and is included within the restructuring payments and reclassifications during the second quarter of 1999. The settlement was more favorable than the Company's original sublease assumptions and resulted in a release of $272,000 from the original estimated charges. The second quarter payments and reclassifications also includes a $296,000 adjustment to reclassify the rent levelization accrual associated with the vacated space in its Billerica headquarters facility from other accrued expenses into the restructure accrual. The Company's lease for its Billerica, MA facility that commenced in February 1998 contained lower rent payments during the early years offset by higher payments in later years. In accordance with paragraph 15 of SFAS 13, the Company therefore recorded monthly rent expense on a straight-line (levelized) basis (total of all months' rent divided by the number of lease months). Through June 1999, the rent expense recorded exceeded the rent payments due under the lease and the difference between the two amounts was credited to a rent levelization accrual. The presumption underlying this accounting was that the Company would eventually pay rents that exceeded the levelized rent and draw down the liability. In the second quarter of 1999, the Company concluded that the levelization liability associated with space included in restructuring should have been relieved at the time the space was included in restructuring. It therefore reclassified the rent levelization liability associated with the vacated portion of the building to the restructuring accrual. Of the total adjustment, $142,000 related to the 25,000 square feet that was added to restructuring in the second quarter of 1999 and the balance of the $154,000 was associated with earlier restructurings. The levelization liability associated with the portion of the building, which was still being used by the Company, remained as part of operating liabilities.

      The total facilities related payments/reclassifications for the second quarter of 1999 were as follows:

           Rent levelization reclassification............    $  296,000
           Cincinnati settlement (facility portion)......      (136,000)
           All other net payments........................       (55,000)
                                                             ----------
           Total.........................................      $105,000
                                                             ==========

      At the end of the second quarter of 1999, the Company re-evaluated its estimated costs associated with its previous restructure charges based upon activity and experience to date. This evaluation included a re-estimate of the remaining costs to be incurred in the future under the previous restructurings. The $813,000 release in the second quarter of 1999 represented the difference between the remaining restructure accrual and the future estimated costs. Of the total release, $75,000 was related to the provision of severance and benefit payments for terminated employees and $738,000 was related to the provision related to the closure of facilities and the reduction of occupied space. The $75,000 employee-related release resulted from differences in actual experience and original estimates due primarily to the fact that several employees obtained early employment or did not sign releases, and therefore, received lesser or no payments.

      The $738,000 facility related release in the second quarter of 1999 broke down as follows:

           Billerica related......  $ (502,000)
           Cincinnati related.....    (272,000)

           Lisle related..........      36,000
                                    ----------
           Total................... $ (738,000)
                                    ==========

      The Billerica related release resulted from the change in sublease assumptions discussed above. The Cincinnati related release resulted from the favorable settlement discussed above. The Lisle related negative amount was due to the fact that a settlement agreement had been negotiated (but not concluded) and it exceeded the remaining accrual.

      The combination of the 1999 second quarter accrual of $517,000 and the 1999 second quarter release of $813,000 resulted in a net favorable impact of $296,000 to the results of operations for the three months ended June 30, 1999.

      The amounts accrued to and released from and payments and adjustments made against the restructure accrual during the second quarter of 1999 along with the composition of the remaining balance at June 30, 1999 were as follows:

                                                                         Q2 1999
                                                       Balance           Payments/        Q2 1999        Q2 1999         Balance
                                                    March 31, 1999    Reclassifications    Accrual       Release      June 30, 1999
                                                    --------------    -----------------    -------       -------      -------------
                                                                                       (in thousands)
Provisions for severance and benefit payments
    to terminated employees ......................      $  615             $ (425)         $   --         $  (75)         $  115
Provision related to closure of facilities and
    reduction of occupied space ..................       1,783                105             517           (738)          1,667
                                                        ------             ------          ------         ------          ------
Total ............................................      $2,398             $ (320)         $  517         $ (813)         $1,782
                                                        ======             ======          ======         ======          ======

      In August 1999, the Company executed a lease termination agreement for its Lisle, Illinois facility. Under the agreement, the Company paid $100,000 and relinquished its $16,000 security deposit. These amounts were charged against the accrued restructuring liability during the third quarter of 1999.

      During the third quarter of 1999, the Company developed a workable plan to relocate its headquarters from Billerica to its existing facility in Westborough, Massachusetts. The plan, along with its degraded financial condition, enabled the Company to negotiate a favorable settlement of its Billerica lease. In September 1999, the Company entered into a settlement agreement with BCIA New England Holdings LLC. Under the settlement, the Company agreed to pay $200,000 in cash, relinquish its $300,000 security deposit, issue 500,000 shares of common stock and provide $71,000 of furniture and equipment. All of these items were charged against the accrued restructuring liability during the third quarter of 1999. The Company also charged the liability for a $734,000 write-off of leasehold improvements and other fixed assets directly tied to its Billerica facility. The favorable Billerica settlement resulted in a release from the restructuring accrual of $392,000.

      The third quarter payments and reclassifications also include a $110,000 payment for the settlement of two telephone leases and the elimination of the associated $270,000 capital lease liability, and a $149,000 adjustment to reclassify the remaining rent levelization accrual for the Billerica facility from other accrued expenses into the restructure accrual.

      The total facilities related restructuring payments/reclassifications for the third quarter of 1999 broke down as follows:

    Lisle settlement ...........................................     $(116,000)
    Billerica cash payment .....................................      (200,000)
    Billerica security deposit .................................      (300,000)

     Billerica stock  issued (valued at 90% of closing price) ...   $ (89,000)
     Rent levelization reclassification .........................     149,000
     All other net payments .....................................     (30,000)
                                                                    ---------
     Total ......................................................   $(586,000)
                                                                    =========

      The total payments/reclassifications related to write-off of fixed assets, leasehold improvements, and telephone lease related items for the third quarter of 1999 broke down as follows:

       Billerica furniture provided ................     $ (71,000)
       Leasehold and other fixed asset write-off ...      (734,000)
       Telephone leases settlement payment .........      (110,000)
       Elimination of telephone capital leases .....       270,000
                                                         ---------
       Total .......................................     $(645,000)
                                                         =========

      The $436,000 facility related release in the third quarter of 1999 broke down as follows:

                     Billerica related...........  $(392,000)
                     Lisle related...............    (44,000)
                                                   ---------
                     Total.......................  $(436,000)

      The Lisle related release resulted from the settlement of the Lisle telephone system lease for less than the capitalized lease liability.

      In total, the Company recorded a net favorable impact of $450,000 associated with restructuring to the results of operations for the three months ended September 30, 1999.

      The amounts accrued to and released from and payments and adjustments made against the restructure accrual during the third quarter of 1999 along with the composition of the remaining balance at September 30, 1999 were as follows:

                                                                          Q3 1999
                                                        Balance          Payments/         Q3 1999               Balance
                                                     June 30, 1999   Reclassifications     Release         September 30, 1999
                                                     -------------   -----------------     -------         ------------------
                                                                                       (in thousands)
Provisions for severance and benefit
    payments to terminated employees ..............     $   115           $  (101)         $   (14)              $    --
Provision related to closure of facilities
    and reduction of occupied space ...............       1,667              (586)            (436)                  645
Write-off of fixed assets, leasehold
improvements, and telephone lease related items ...          --              (645)              --                  (645)
                                                        -------           -------          -------               -------

Total .............................................     $ 1,782           $(1,332)         $  (450)              $    --
                                                        =======           =======          =======               =======

Year Ended 1998

      In March 1998, the Company announced its intention for a strategic restructuring to refocus the Company's investments and to reduce its operating expenses. The Company effected this restructuring, which was finalized in the second quarter of 1998, and recorded a total charge of $1,439,000. The charge included severance-related payments of $947,000 associated with the termination of approximately 12% of the Company's employees in April 1998 (48 employees). At June 30, 1998, all 48 employees had been terminated with no further terminations remaining under the restructuring. In addition, $165,000 of the total restructuring charge related to support costs for a discontinued product. The final $327,000 of the restructuring charge related to the closure of two research and development and outsourcing centers (Westborough, Massachusetts, and Nashua, New Hampshire) consisting primarily of accrual of lease costs, net of estimated sublease income. Under its plan, the Company committed to vacate the majority of its Westborough facility effective June 1998. The $162,000 accrued for Westborough was computed as 100% of the lease-related payments for the period from June 1998 through the expiration of the lease for only that portion of the facility which was vacated. The Company estimated that it would be unable to sublease the space prior to the expiration of lease in December 1998, primarily due to the short period of time for which the space would be available to potential sublessees. The lease did expire in December 1998 and was not renewed. The assumption underlying the $165,000 charge recorded for the Nashua facility was that it would remain unoccupied for nine months and that it would be subleased thereafter at a 20% discount from the lease-related payments due under the Company's lease. Payments related to terminated employees were completed in June 1998 for 45 employees and were completed by September 1999 for the remaining 3 employees. Payments related to the closure and reduction of facilities were originally expected to be complete by April 2003. However, payments ended as of December 31, 1998, upon the execution of a settlement agreement with the Company's Nashua landlord. The restructuring resulted in a reduction of approximately $950,000 in salary and related costs and $90,000 in facility-related costs on a quarterly basis beginning in second quarter of 1998.

      In September 1998, the Company announced its intention to restructure and recorded a total restructuring charge of $3,372,000. The charge included $1,909,000 for severance-related payments associated with the termination of approximately 33% of the Company's employees at that time (89 employees). At September 30, 1998, all 89 employees had been terminated with no further terminations remaining under the restructuring. The charge also included $1,463,000 related to the closure of two research and development centers (Cincinnati, Ohio and Lisle, Illinois) and a 30,000 square foot reduction of occupied space at the Company's headquarters facility in Billerica, MA. The accrual consisted primarily of estimated lease costs, net of estimated sublease income. The $837,000 charge associated with Billerica, assumed that the vacated space would remain empty for nine months and would be subsequently subleased thereafter at a 20% discount from the lease-related payments due under the Company's lease for the following four years. Thereafter, for the last 2 and one-half years of the lease, the Billerica sublease income was estimated to equal the amounts due under the Company's lease. The assumption for the Cincinnati charge of $442,000 and the Lisle charge of $184,000 was that space would remain empty for six months and would be subsequently subleased thereafter at a 20% discount from the lease-related payments due under the Company's lease until lease termination. Payments related to terminated employees were completed by December 1998 for 82 employees and were completed by September 1999 for the remaining 7 employees. Payments related to the closure of facilities and reduction of occupied space were originally expected to be completed by June 2003, however payments ended as of September 30, 1999 upon the execution of a settlement agreement with the Company's Billerica landlord. The restructuring resulted in a reduction of approximately $1,900,000 in salary and related costs and $250,000 in lease-related costs on a quarterly basis beginning in the fourth quarter of 1998.

      In December 1998, the Company announced its intention to restructure and recorded a total restructuring charge of $1,316,000. The charge included $408,000 for severance-related payments associated with the termination of approximately 22% of the Company's employees (45 employees). At December 31, 1998, all 45 employees had been terminated with no further terminations remaining under the restructuring. In addition, $908,000 of the restructuring charge related to its Billerica headquarters facility including a further reduction (20,000 additional square feet) of occupied space and consisted primarily of accrual of lease costs, net of estimated sublease income generally consistent with previously assumptions. However, the assumption on the amount of time the total 50,000 square feet of vacated space would remain unoccupied was extended from June 30, 1999 until November 30, 1999 based on the progress of the marketing efforts to date. Payments related to the terminated employees were completed by December 31, 1998. Payments related to the reduction of occupied space were originally expected to be complete by June 2003, however payments ended as of September 30, 1999 upon the execution of a settlement agreement with the Company's Billerica landlord. The restructuring resulted in a reduction of approximately $950,000 in salary and related costs and $70,000 in lease-related costs on a quarterly basis beginning in the first quarter of 1999. In December of 1998, through its marketing activity, the Company found a new tenant for its Nashua, New Hampshire facility and executed a settlement agreement with its landlord rather than entering into a sublease. The settlement resulted in a $58,000 release from the restructuring accrual.

      The amounts accrued to, charged against and other adjustments made to the restructuring accrual during the year ended December 31, 1998 and the composition of the remaining balance at December 31, 1998 were as follows:

                                                       Balance                                               Balance
                                                       December      1998         1998         Other      December 31,
                                                       31, 1997     Accrual      Charges    Adjustments        1998
                                                         -----      -------      -------       -------       -------
                                                                             (in thousands)
Provision for severance and benefit payments to
   Terminated employees ...........................      $  --      $ 3,264      $(2,558)      $  (170)      $   536
Provisions related to closure of facilities and
   reduction of occupied space ....................         --        2,698         (503)          (51)        2,144
Support costs for discontinued product ............         --          165         (165)           --            --
                                                         -----      -------      -------       -------       -------
      Total .......................................      $  --      $ 6,127      $(3,226)      $  (221)      $ 2,680
                                                         =====      =======      =======       =======       =======

Interest Income, Net

       Interest income and expense is primarily composed of interest income from cash balances and interest expense on debt. The Company had interest income, net, of $92,000 in the year ended December 31, 1999 compared to interest income, net, of $485,000 in the year ended December 31, 1998. This change in interest income (expense), net was primarily attributable to decreased interest income from decreased cash balances.

Provision for Income Taxes

      The Company's income tax provision was $2,000 and $25,000 in 1999 and 1998, respectively. The Company recorded no U.S. Federal or State tax provision in 1999 or 1998 due to the taxable losses incurred. The $2000 in 1999 was for city-related income taxes and the $25,000 in 1998 was for foreign income tax provisions.

      The Company had net deferred tax assets of $35,996,000 and $35,520,000 at December 31, 1999 and 1998, respectively. At December 31, 1999 and 1998, the Company has provided a valuation allowance for the full amount of its net deferred tax assets since, based on the weight of available evidence, management has concluded that it is more likely than not (defined as a likelihood of slightly more than 50%) that these future benefits will not be realized. Moreover, as a result of the Rocket investment, the Company triggered a limitation to its use of its tax loss carry-forwards (See Note 13 of the Notes to the Consolidated Financial Statements). If the Company achieves profitability, a portion of its net deferred tax assets may be available to offset future income tax liabilities and expense.

Minority Interest in Majority-owned Subsidiary

      The minority interest in majority-owned subsidiary represents the equity interest in the operating results of Persist, the Company's majority-owned Spanish subsidiary, held by stockholders of Persist, S.A. ("Persist') other than the Company. The Company had no minority interest in majority-owned subsidiary in the twelve months ended December 31, 1999 since it divested its majority interest in July 1998. The Company established a branch in Spain in 1999 to provide outsourcing services and its operations terminated at the end of 1999.

Year Ended December 31, 1998 Compared To Year Ended December 31, 1997

   Revenue

      Total revenue decreased 20.6% to $31,532,000 in the year ended December 31, 1998 from $39,709,000 in the year ended December 31, 1997. This decrease in revenue was primarily due to a decrease in the licensing of the Company's Auto Enhancer/2000 software and revenue attributable to Vantage YR2000 products.

      In 1998, the market for year 2000 products and services and the Company's penetration of the market were far lower than anticipated by both the Company and market analysts. In early 1998, the Company experienced a reduction in license revenue. Although the sales pipeline remained healthy, the amount of business that was actually closed was below the fourth quarter of 1997 level. At the same time, the Company experienced an increase in demand for renovation and renovation quality evaluation services. In the second quarter of 1998, based upon sales campaigns underway and customer feedback, the Company was anticipating substantial increases in demand for such services going forward. In response, the Company began increasing its capacity to deliver such services through increased resources and the establishment of third party relationships. The sales pipeline remained healthy, throughout the third quarter but the amount of business actually closed was far below expectations and there was no significant increase in the fourth quarter. The experience of the Company was shared by many of its Year 2000 competitors. From the Company's perspective, the overall market for tools sales and the market prices for its year 2000 services declined significantly over the course of 1998. During 1998, one customer, AT&T, accounted for 12.2% of total revenue. In July, 1998, the Company divested 100% of its equity interest in its majority-owned Spanish subsidiary, Persist, to Persist for cash proceed totaling $470,000. Accordingly, the results of operations of Persist subsequent to the date of disposition have been excluded from the Company's consolidated results. Persist generated $1,232,000 of revenue in 1998 compared to $1,925,000 in 1997. International revenue decreased to $4,119,000 in 1998 from $4,154,000 in 1997. Persist generated 29.9% of the
Company's international revenue in 1998 compared to 46.3% of international revenue in 1997. In 1999, the Company established a branch in Spain to provide outsourcing services to its clients.

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

      Research and Development. Research and development expenses consist primarily of salaries, benefits and related overhead costs for engineering and technical personnel and outside engineering consulting services associated with developing new products and enhancing existing products. Research and development expenses increased 2.5% to $8,528,000 in the year ended December 31, 1998 from $8,324,000 in the year ended December 31, 1997. As a percentage of total revenue, research and development expenses increased to 27.1% in the year ended December 31, 1998 from 21.0% in the year ended December 31, 1997. The increase in research and development dollars in absolute terms was primarily attributable to increased staffing for the product development efforts of the Company's year 2000 products and services and mass change technologies including an increase in staffing through new hires, internal transfers and the acquisition of MDI. During the Company's employment reductions in September 1998, December 1998 and April 1999, the majority of its research and development resources were eliminated.

      General and Administrative. General and administrative expenses consist primarily of salaries and related costs for the finance and accounting, human resources, legal services, information systems and other administrative departments of the Company, as well as legal and accounting expenses and the amortization of intangible assets associated with the Vista acquisition. General and administrative expenses also include allowance for doubtful accounts and any specific write-offs of uncollectible receivables. General and administrative expenses increased 73.1% to $7,466,000 in the year ended December 31, 1998 from $4,312,000 in the year ended December 31, 1997. As a percentage of total revenue, general and administrative expenses increased to 23.7% in the year ended December 31, 1998 from 10.9% in the year ended December 31, 1997. The increase in general and administrative expenses in absolute dollars was primarily due to a $1,481,000 increase in the Company's allowance for doubtful accounts reserve, additions to the Company's administrative staff to support certain anticipated growth, higher professional fees and increases in other general corporate expenses as well as increased costs associated with being a publicly traded company. The increase in the allowance for doubtful accounts included $667,000 for a receivable associated with a single customer which was written off against the allowance during the year. At the time of the $667,000 receivable write-down, the customer involved owed the Company $1,667,000. The customer contended that the AutoEnhancer2000 tools that it had licensed were more complex than other tools it had licensed even though it had increased its line of code based license after it purchased the initial license. Despite the Company's efforts to work with the customer in the effective use of the tools as well as the fact that other customers successfully used the tools, the customer involved continued to withhold payment of the total amount owed. The customer ultimately indicated that it made a business decision to stop pursuing year 2000 renovation work. Rather than enter into a potential protracted legal battle, the Company settled the dispute by agreeing to forgive $667,000 and has since collected the $1 million balance of the amount owed. The balance of the Company's increase to its allowance for doubtful accounts was based upon collection difficulty and deterioration in the accounts receivable aging for certain other customers.

      Write-off of Acquired in-Process Research and Development. In connection with the acquisition of MDI, the Company recorded a charge to operations of $70,800,000 representing purchased in-process technology that had not yet reached technological feasibility and had no alternative future use (see Note 3 to the consolidated financial statements). The value was determined via an independent appraisal by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value. As described below, the discount rate utilized includes a factor that takes into account the uncertainty surrounding the successful development of the purchased in-process technology. In addition, the Company recorded intangible assets of $5,503,000, which included approximately $4,800,000 attributable to developed technology. Immediately following the acquisition, the amounts allocated to intangible assets were being amortized on a straight-line basis over their expected useful lives of five years.

      At the time of acquisition, the Company expected that the remaining acquired in-process research and development would be successfully developed; however, there could be no assurance that commercial viability of these projects would be achieved. If these projects were not successfully developed, future revenue and profitability of the Company would be adversely affected. Additionally, the value of the intangible assets would become impaired.

      At the time of acquisition, the nature of the efforts required to develop the purchased in-process technology into commercially viable software products principally related to the completion of all planning, designing, prototyping, verification and testing activities that were necessary to establish that the software could be produced to meet its design specifications, including functions, features and technical performance requirements. The acquired projects included continued development of MDI's core technologies aiming to significantly enhance their features and functionality in order to gain an increasing share of the Year 2000 software market. In addition, the Company intended to continue to focus product plans around developing comprehensive testing capabilities for MDI's Vantage YR2000 product and a "mass change" software engine with capabilities other than Year 2000 corrections, including a Euro currency conversion application.

      The resulting forecasted net cash flows from such projects were based on management's estimates of revenues, cost of sales, research and development costs, selling, general and administrative costs, and income taxes from such projects. These estimates were based on the following assumptions:

      Revenues attributable to the in-process technology were assumed to increase during the period 1998 through 2003 at annual rates ranging from 30% to 96%. Such projections were based on assumed penetration of the existing customer base, new customer transactions, historical retention rates and experiences of prior product releases. The projections reflect increasing revenue in the first six years (1998 to 2003) as the products derived from the in-process technology are generally released and penetrate the market. As the products derived from the in-process technology mature and are replaced by subsequent future, yet-to-be-defined technology, the relative proportion of total revenues due to in-process technology was projected to decline from 97% in 1999 to 0% in 2005.

      Operating income (loss) as a percentage of revenue attributable to the in-process technology was projected to grow during the period 1998 through 2003 from 18% to 59%. During the same period, sales, general and administrative expense as a percentage of revenue related to the in-process technology was projected to range between 58% and 40%. Research and development expense as a percentage of revenue related to in process technology was projected to decline from a high of 23% in 1998 to a low of 1% in 2003.

      Discounting the forecasted net cash flows back to their present value was based on the Company's weighted-average cost of capital (WACC). The WACC calculation produces the average required rate of return of an investment in an operating enterprise, based on various required rates of return from investments in various areas of that enterprise. The WACC assumed for the Company was 19%. The discount rate used in discounting the net cash flows from purchased in-process technology was 22.5%. This discount rate was higher than the WACC due to the inherent uncertainties in the estimates described above including the uncertainty surrounding the successful development of the purchased in-process technology, the useful life of such technology, the profitability levels of such technology and the uncertainty of technological advances that are unknown at this time.

      The cost to complete the in-process development was originally estimated at approximately $18.7 million to be incurred through the end of the year 2000. These costs were largely for personnel involved in the planning, design, coding, integration, testing and modification of products to be derived from the in-process technologies. The Company estimated that in-process projects relating to future versions of the Vantage YR2000 product were 60% to 80% complete and projects relating to the "mass change" engine were less than 50% complete at the December 1, 1997 acquisition date.

      Due to lower than anticipated revenue and losses in excess of expectations during the quarter ended September 30, 1998, the Company stopped development of all new versions of existing Vantage YR2000 products, the Vantage YR2000 testing product and the generic mass change software product. As a result of these actions, the Company closed its research and development centers in Cincinnati, Ohio, and Lisle, Illinois, terminated substantially all employees at those facilities and recorded a related restructuring charge (Note 6). Through December 31, 1998, the Company had incurred approximately $2,200,000 in costs to develop these in-process technologies. The Company does not expect to incur additional development costs for these in-process technologies.

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

      Due to lower than anticipated revenue and greater than expected losses, during the quarter ended September 30, 1998, the Company adopted a plan to stop development of all existing and in-process products originally acquired from MDI in December 1997, including all Vantage YR2000 renovation and testing software tools and the generic mass change product. Substantially all direct sales efforts relating to existing Vantage YR2000 products were also stopped. In connection with these actions, the Company also undertook a restructuring of its operations (See Note 6 of Notes to the Company's Consolidated Financial Statements) which included the closure of the Company's research and development facilities in Cincinnati, Ohio and Lisle, Illinois and the termination of substantially all the employees at these facilities. As a result of these events, management concluded that an assessment of the recoverability of intangible assets recorded in connection with the acquisition of MDI in December 1997 was required at September 30, 1998. The Company determined that its property and equipment at these locations was not subject to impairment as substantially all such assets were scheduled to be redeployed.

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

      In December 1998, as a result of the significant downsizing of the Company's operations (See Note 6 of Notes to the Company's Consolidated Financial Statements) and continuing decline in operating results, the Company reviewed the carrying amount of its property and equipment at December 31, 1998 and committed to a plan to dispose certain of its assets, primarily excess computer equipment and furniture relating to the restructured operations, either by sale or abandonment. The plan was completed by September 30, 1999. The fair value of the assets to be disposed of was measured at management's best estimate of salvage value, by using the current market values or the current selling prices for similar assets. Costs to sell were estimated to be insignificant. Based upon management's review, the carrying amounts of assets having a net book value of $1,145,000 were written-down to a total amount of $221,000, representing the lower of carrying amount or fair value (salvage value) and the Company recorded an impairment charge totaling $924,000. The assets to be disposed of were not depreciated or amortized while they were held for disposal and the reduction in depreciation expense resulting from the write-down was approximately $48,000 on a quarterly basis beginning in the first quarter of 1999.

           Restructuring Charges. In March 1998, the Company announced its intention for a strategic restructuring to refocus the Company's investments and to reduce its operating expenses. The Company effected this restructuring, which was finalized in the second quarter of 1998, and recorded a total charge of $1,439,000. The charge included severance-related payments of $947,000 associated with the termination of approximately 12% of the Company's employees in April 1998 (48 employees). At June 30, 1998, all 48 employees had been terminated with no further terminations remaining under the restructuring. In addition, $165,000 of the total restructuring charge related to support costs for a discontinued product. The final $327,000 of the restructuring charge related to the closure of two research and development and outsourcing centers (Westborough, Massachusetts, and Nashua, New Hampshire) consisting primarily of accrual of lease costs, net of estimated sublease income. Under its plan, the Company committed to vacate the majority of its Westborough facility effective June 1998. The $162,000 accrued for Westborough was computed as 100% of the lease-related payments for the period from June 1998 through the expiration of the lease for only that portion of the facility which was vacated. The Company estimated that it would be unable to sublease the space prior to the expiration of lease in December 1998, primarily due to the short period of time for which the space would be available to potential sublessees. The lease did expire in December 1998 and was not renewed. The assumption underlying the $165,000 charge recorded for the Nashua facility was that it would remain unoccupied for nine months and that it would be subleased thereafter at a 20% discount from the lease-related payments due under the Company's lease. Payments related to terminated employees were completed in June 1998 for 45 employees and were completed by September 1999 for the remaining 3 employees. Payments related to the closure and reduction of facilities were originally expected to be complete by April 2003. However, payments ended as of December 31, 1998, upon the execution of a settlement agreement with the Company's Nashua landlord. The restructuring resulted in a reduction of approximately $950,000 in salary and related costs and $90,000 in facility-related costs on a quarterly basis beginning in second quarter of 1998.

      In September 1998, the Company announced its intention to restructure and recorded a total restructuring charge of $3,372,000. The charge included $1,909,000 for severance-related payments associated with the termination of approximately 33% of the Company's employees at that time (89 employees). At September 30, 1998, all 89 employees had been terminated with no further terminations remaining under the restructuring. The charge also included $1,463,000 related to the closure of two research and development centers (Cincinnati, Ohio and Lisle, Illinois) and a 30,000 square foot reduction of occupied space at the Company's headquarters facility in Billerica, MA. The accrual consisted primarily of estimated lease costs, net of estimated sublease income. The $837,000 charge associated with Billerica, assumed that the vacated space would remain empty for nine months and would be subsequently subleased thereafter at a 20% discount from the lease-related payments due under the Company's lease for the following four years. Thereafter, for the last 2 and one-half years of the lease, the Billerica sublease income was estimated to equal the amounts due under the Company's lease. The assumption for the Cincinnati charge of $442,000 and the Lisle charge of $184,000 was that space would remain empty for six months and would be subsequently subleased thereafter at a 20% discount from the lease-related payments due under the Company's lease until lease termination. Payments related to terminated employees were completed by December 1998 for 82 employees and were completed by September 1999 for the remaining 7 employees. Payments related to the closure of facilities and reduction of occupied space were originally expected to be completed by June 2003;

however payments ended as of September 30, 1999 upon the execution of a settlement agreement with the Company's Billerica landlord. The restructuring resulted in a reduction of approximately $1,900,000 in salary and related costs and $250,000 in lease-related costs on a quarterly basis beginning in the fourth quarter of 1998.

      In December 1998, the Company announced its intention to restructure and recorded a total restructuring charge of $1,316,000. The charge included $408,000 for severance-related payments associated with the termination of approximately 22% of the Company's employees (45 employees). At December 31, 1998, all 45 employees had been terminated with no further terminations remaining under the restructuring. In addition, $908,000 of the restructuring charge related to its Billerica headquarters facility including a further reduction (20,000 additional square feet) of occupied space and consisted primarily of accrual of lease costs, net of estimated sublease income generally consistent with previously assumptions. However, the assumption on the amount of time the total 50,000 square feet of vacated space would remain unoccupied was extended from June 30, 1999 until November 30, 1999 based on the progress of the marketing efforts to date. Payments related to the terminated employees were completed by December 31, 1998. Payments related to the reduction of occupied space were originally expected to be complete by June 2003; however, payments ended as of September 30, 1999 upon the execution of a settlement agreement with the Company's Billerica landlord. The restructuring resulted in a reduction of approximately $950,000 in salary and related costs and $70,000 in lease-related costs on a quarterly basis beginning in the first quarter of 1999. In December of 1998, through its marketing activity, the Company found a new tenant for its Nashua, New Hampshire facility and executed a settlement agreement with its landlord rather than entering into a sublease. The settlement resulted in a $58,000 release from the restructuring accrual.

      The amounts accrued to, charged against and other adjustments made to the restructuring accrual during the year ended December 31, 1998 and the composition of the remaining balance at December 31, 1998 were as follows:

                                                        Balance                                                Balance
                                                        December       1998         1998          Other     December 31,
                                                        31, 1997      Accrual      Charges     Adjustments      1998
                                                        --------      -------      -------     -----------      ----
                                                                               (in thousands)
Provision for severance and benefit payments to
   Terminated employees ...........................      $    --      $ 3,264      $(2,558)      $  (170)      $   536
Provisions related to closure of facilities and
   reduction of occupied space ....................           --        2,698         (503)          (51)        2,144
Support costs for discontinued product ............           --          165         (165)           --            --
                                                         -------      -------      -------       -------       -------
      Total .......................................      $    --      $ 6,127      $(3,226)      $  (221)      $ 2,680
                                                         =======      =======      =======       =======       =======

Interest Income, Net

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

      The Company had net deferred tax assets of $35,520,000 and $24,072,000 at December 31, 1998 and 1997, respectively. At December 31, 1998 and 1997, the Company has provided a valuation allowance for the full amount of its net deferred tax assets since, based on the weight of available evidence, management has concluded that it is more likely than not (defined as a likelihood of slightly more than 50%) that these future benefits will not be realized. Moreover, as a result of the Rocket investment, the Company triggered a limitation to its use of its tax loss carry-forwards (See Note 13 of the Notes to the Consolidated Financial Statements). If the Company achieves profitability, these net deferred tax assets may be available to offset future income tax liabilities and expense.

Minority Interest in Majority-Owned Subsidiary

       The minority interest in majority-owned subsidiary represents the equity interest in the operating results of Persist, the Company's majority-owned Spanish subsidiary, held by stockholders of Persist other than the Company. The minority interest in majority-owned subsidiary increased to a gain of $4,000 in the year ended December 31, 1998 from a loss of $4,000 in the year ended December 31, 1997. This change was the result of the decreased profitability of Persist. The Company sold its majority interest in Persist to the minority shareholders in July, 1998. The Company established a branch in Spain in 1999 to provide outsourcing services and its operations terminated at the end of 1999.

Liquidity and Capital Resources

      The Company has financed its operations and capital expenditures primarily with the proceeds from sales of the Company's convertible preferred stock and common stock, borrowings, advance payments for services from clients and internally generated cash flows. The Company's cash balances were $2,475,000 and $3,378,000 at December 31, 1999 and 1998, respectively. The Company's working capital was $1,640,000 and $1,805,000, at December 31, 1999 and 1998,
respectively.

      The Company's operating activities used cash of $1,178,000 and $7,661,000 during the years ended December 31, 1999 and 1998, respectively. The Company's use of cash during the year ended December 31, 1999 was primarily caused by a net loss of $2,583,000 less non-cash depreciation and amortization expense of $1,442,000, and a charge for impairment of long-lived assets of $961,000. Other uses included a decrease in accrued restructuring of $1,835,000, a decrease in deferred revenue of $1,695,000, a decrease in other accrued liabilities of $1,673,000, a decrease in accounts payable of $451,000, and a decrease in billings in excess of costs and earnings on uncompleted contracts of $182,000. These amounts were partially offset by a decrease in accounts receivable of $3,188,000, a decrease in costs and estimated earnings in excess of billings on uncompleted contracts of $670,000, a decrease in prepaid expenses and other current assets of $568,000, the receipt of advance payments from customers of $296,000, and a decrease in other assets of $116,000.

      The Company's investing activities provided cash of $732,000 during the year ended December 31, 1999 and used cash of $1,313,000 during the year ended December 31, 1998. Investing activities in the year ended December 31, 1999 consisted principally of the sale of short-term investments of $500,000 and the sale of property and equipment of $288,000.

      The Company's financing activities provided cash of $114,000 and $428,000 during the year ended December 31, 1999 and 1998, respectively. Financing activities in the year ended December 31, 1999 primarily reflect a decrease in the amount of restricted cash of $569,000, and proceeds from issuance of common stock net of issuance cost of $152,000. These amounts were partially offset by principal payments on capital lease obligations of $338,000 and principal payments on long-term debt of $269,000.

      In September 1996, the Company obtained a revolving line of credit facility from a bank which bore interest at the bank's prime rate plus 0.5%. The line of credit expired and all borrowings were payable in full on September 30, 1998. In addition to this line of credit, the Company also entered into an equipment financing agreement in September 1996. Under this agreement, the bank agreed to provide up to $1,500,000 for the purchase of certain equipment (as defined by the agreement) through September 30, 1997. Ratable principal and interest payments were payable during the period July 1, 1997 through June 1, 2000, and bore interest at the bank's prime rate plus 1%. Both of these agreements required the Company to comply with certain financial covenants and were secured by all of the assets of the Company. The bank notified the Company in October 1998 that the Company was in default under its line of credit facility and equipment financing agreement and requested that the Company provide cash collateral for the amount of equipment financing outstanding and provide cash collateral for a $300,000 standby letter of credit issued by the bank. The Company provided cash collateral for all amounts outstanding under the equipment financing agreement in December 1998 and for the $300,000 letter of credit in October 1998. The letter of credit was drawn upon and the equipment financing debt was paid in the first quarter of 1999. There were no borrowings outstanding under the revolving credit facility and under the equipment financing agreement at December 31, 1999. In 1998, the bank indicated that it would not renew or further extend the Company's revolving credit facility. The Company has concluded an accounts receivable purchase agreement with a lender to permit borrowing against certain acceptable receivables at a rate of 80% of the face amount of such receivables up to a maximum of $4 million. In exchange for such agreement, the Company granted the lender a security interest in substantially all of its assets. There can be no assurance that the Company will be able to successfully borrow against such agreement, negotiate other borrowing arrangements or raise additional funds through bank borrowings and/or debt and/or equity financings.

      On March 27, 2000, Rocket Software, Inc. ("Rocket"), a privately held company, invested $4,000,000 in the Company in exchange for 10,000,000 shares ($.40 per share) of restricted common stock (37% of outstanding stock after the investment). The Company granted Rocket certain registration rights with respect to the shares. Based on the Company's current forecasted cash expenditures, its cash on hand prior to the Rocket investment and the $4,000,000 invested by Rocket, the Company expects to have sufficient cash to finance its operations through the year 2000. The Company's future beyond the year 2000 is dependent upon its ability to achieve a breakeven cash flow or raise additional financing. There can be no assurances that the Company will be able to do so.

      In July 1999, the Company announced that it reached a settlement with American Financial Group, Inc. ("AFG") and its subsidiaries and affiliates for release from its real estate lease in Cincinnati, Ohio and certain other obligations. Under the settlement, the Company agreed to pay $200,000 in cash and issue 300,000 shares of Common Stock in exchange for release of its real estate lease for 20,5000 square feet that required average monthly payments excluding operating expenses of $36,000 through November 2002. The Company had not made any payments since October 1998. The settlement also released the Company from net claims for other services and disputes of $334,500.

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

      In September 1999, the Company relocated its corporate headquarters from Billerica, Massachusetts to its existing facility located at 112 Turnpike Road, Westborough, Massachusetts 01581. In September, the Company also reached a settlement agreement with BCIA New England Holdings LLC for release from its real estate lease at 2 Federal Street, Billerica, Massachusetts. Under the settlement, the Company agreed to pay $200,000 in cash, relinquish its $300,000 security deposit, issue 500,000 shares of Common Stock, and provide $71,000 of furniture and equipment. In exchange, the Company was released from its real estate lease for 100,000 square feet which required average lease and operating expense payments of $145,000 per month through February 2006. The Company had not made any payments since July 1999.

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

Recently Issued Accounting Standards

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not invest in derivative instruments or engage in hedging activities. As a result, SFAS No. 133 is not expected to have a material affect on its financial position or results of operations.

Factors That May Affect Future Results

   Failure to Achieve Cash Flow Breakeven/Strategic Initiatives

      The Company's ability to achieve a cash flow breakeven position is critical for achieving financial stability. There can be no assurance that the Company will achieve a cash flow breakeven in the future.

   Financing

      There can be no assurance that the Company will be able to obtain additional funds in the future through equity and/or debt financings or borrow against its accounts receivable financing agreement.

   Over the Counter Listing

      Trading of the common stock is conducted in the over-the-counter market which could make it more difficult for an investor to dispose of, or obtain accurate quotations as to the market value of, the common stock. In addition, there are additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors. For transactions covered by this rule, the broker-dealer must make a special suitability determination for the purchaser and must have received the purchaser's written consent to the transaction prior to sale. If the trading price of the common stock is below $5.00 per share, trading in the common stock would also be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the common stock, which could severely limit the market liquidity of the common stock and the ability of purchasers in this offering to sell the common stock in the secondary market.

   Risk of Current Strategy

      The Company's current strategy is to continue to service its existing outsourcing customers and to renew expiring contracts. At the same time, the Company is pursuing new business through the licensing of, and associated consulting and training for, its outsourcing methodology (technology transfer services) and SAM Relay and SAM Workbench tools. The Company continues to enhance its SAM Workbench tool and is planning to increase its sales resources and marketing efforts associated with the product in the future. The Company is also considering the development of other service offerings and plans to selectively renew its efforts to generate new outsourcing business. There can be no assurance that this current strategy will generate revenues sufficient for the Company to achieve a cash flow breakeven position.

   Potential Fluctuations in Quarterly Performance

      The Company's revenue and operating results have varied significantly in the past and are likely to vary significantly from quarter to quarter in the future. The Company's quarterly operating results may continue to fluctuate due to a number of factors, including the timing, size and nature of the Company's individual outsourcing, technology transfer, insourcing and licensing transactions; unforeseen difficulties in performing such transactions; the performance of the Company's value added integrators and distributors; the timing of the introduction and the market acceptance of new services, products or product enhancements by the Company or its competitors; the relative proportions of revenue derived from license fees and professional services; changes in the Company's operating expenses; personnel changes; foreign currency exchange rates and fluctuations in economic and financial market conditions.

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

      Due to all of the foregoing factors, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and that such comparisons cannot be relied upon as indicators of future performance. There can be no assurance that future revenue and operating results will not continue to vary substantially. It is also possible that, in a quarter, the Company's operating results will be below the expectations of public market analysts and investors. In either case, the price of the Company's Common Stock has been and could continue to be materially adversely affected.

   Need to Develop Additional Products and Services

      During 1999, the Company generated significant revenue from, and devoted significant resources to, products and services that address the year 2000 problem. That demand has diminished significantly and has effectively disappeared. The Company plans to continue maintenance of and enhancements to its products and limited development of new products or services. There can be no assurance that the Company will be able to grow or maintain its outsourcing business or sell its other products or services. The failure to diversify and develop additional products and services would have a material adverse effect on the Company's business, financial condition and results of operations.

   Concentration of Clients and Revenue Risk

      The Company's revenue is highly concentrated among a small number of clients. During the year ended December 31, 1999, revenue from three clients accounted for 40.5% of the year's revenue with one client representing 21.7%. The contract for one of these three clients (representing 7.0% of the revenue for the year ended December 31, 1999) terminated in November 1999.

      The Company's current strategy is to continue to service its existing outsourcing customers and to renew expiring contracts. At the same time, the Company is pursuing new business through the licensing of, and associated consulting and training for, its outsourcing methodology (technology transfer services) and SAM Relay and SAM Workbench tools. The Company anticipates using the proceeds from the Rocket investment to fund additional investments in sales and marketing, and research and development (particularly the enhancement of the Company's SAM Workbench tool), and for other general corporate purposes. The Company also plans to develop other service offerings and to renew its efforts to generate new outsourcing business. There can be no assurance that the Company's current strategy will generate revenues sufficient for the Company to achieve a cash flow breakeven position.

   Competition

      The market for the Company's products and services is intensely competitive and is characterized by rapid changes in technology and user needs and the frequent introduction of new products. In addition, the Company faces competition in the software maintenance outsourcing services market and the software maintenance tools market. A number of the Company's competitors are more established, benefit from greater name recognition and have substantially greater financial, technical and marketing resources than those of the Company and certain of the Company's value added integrators and distributors. As a result, there can be no assurance that the Company's products and services, including the solutions offered by the Company's value added integrators and distributors, will compete effectively with those of their respective competitors. The Company's value added integrators and distributors may also offer or develop products and services that compete with the Company's products and services. There can be no assurance that such value added integrators and distributors will not give higher priority to the sales of these or other competitive products and services. See "Business--Competition."

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

   Fixed-Price, Fixed-Time Contracts

      Part of the Company's business is to offer its outsourcing and technology transfer services on fixed-price, fixed-time frame contracts, rather than contracts in which payment to the Company is determined solely on a time-and-materials basis. These contracts are terminable by either party generally upon prior written notice. Although the Company uses its proprietary tools and methodologies and its past project experience to reduce the risks associated with estimating, planning and performing the fixed-price projects, the Company's standard outsourcing and technology transfer agreements provide for a fixed-fee based on projected reductions in a client's maintenance costs and increases in a client's maintenance productivity. The Company's failure to estimate accurately the resources, costs and time required for a project or its failure to complete its contractual obligations within the time frame committed could have a material adverse effect on the Company's business, financial condition and results of operations.

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

      The Company has entered into license agreements with clients that allow these clients access to and use of the Company's AutoEnhancer/2000 and Vantage YR2000 software and SAM Relay and RQE tools source code for certain purposes. Access to the Company's source code may increase the likelihood of misappropriation or misuse by third parties.

      There can be no assurance that any patent will be issued pursuant to any pending patent applications or that, if granted, such patents would survive a legal challenge to their validity or provide meaningful or significant protection to the Company. In addition, the Company may decide to abandon a patent application if, among other things, it determines that continued prosecution of an application would be too costly, the technologies, processes or methodologies are not critical to the Company's business in the foreseeable future or it is unlikely that a patent will issue with regard to a particular application. Some competitors of the Company have announced the filing with the United States Patent and Trademark Office of patent applications relating to fixing and assessing the year 2000 problem. The Company expects that the risk of infringement claims against the Company might increase because its competitors might successfully obtain patents for software products and processes. The Company has become aware of a patent relating to fixing the year 2000 problem based on a "windowing" method. Certain of the Company's technology incorporated in some of its products may infringe on such patent. The Company is in the process of reviewing the matter. Any infringement claim or litigation against the Company could, therefore, have a material adverse effect on the Company's business, financial condition and results of operations.

      The Company maintains trademarks and service marks to identify its various service offerings, products and software. Although the Company has registered certain trademarks and service marks with the PTO and has several trademark and service mark applications pending in the United States and foreign jurisdictions, not all of the applications have been granted and, even if granted, there can be no assurance that a particular trademark or service mark will survive a legal challenge to its validity or provide meaningful or significant protection to the Company. In addition, the Company has abandoned the applications of certain trademarks or service marks that it believes are not critical to its business in the future. In some cases, entities other than the Company are using certain trademarks and service marks, either in jurisdictions in which the Company has not filed an application or in which the Company is using a mark in a different manner than a third party. There may be some risk of infringement claims against the Company in the event that a service or product of the Company is too similar to that of another entity that is using a similar mark.

   Dependence on Third-Party Technology

      The Company's proprietary software is currently designed, and may in the future be designed, to work on or in conjunction with certain third-party hardware and/or software products. If any of these current or future third-party vendors were to discontinue making their products available to the Company or to licensees of the Company's software or to increase materially the cost to the Company or its licensees to acquire, license or purchase the third-party vendors' products, or if a material problem were to arise in connection with the ability of the Company to design its software to properly use or operate with third-party hardware and/or software products, the Company would be required to redesign its software to function with or on alternative third-party products or attempt to develop internally a replacement for the third-party products. In such an event, interruptions in the availability or functioning of the Company's software and delays in the introduction of new products and services may occur until equivalent technology is obtained. There can be no assurance that an alternative source of suitable technology would be available or that the Company would be able to develop an alternative product in sufficient time or at a reasonable cost. The failure of the Company to obtain or develop alternative technologies or products on a timely basis and at a reasonable cost could have a material adverse effect on the Company's business, financial condition and results of operations.

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

   Potential Adverse Effects of Anti-Takeover Provisions; Possible Issuance of Preferred Stock

      The Company's Amended and Restated Articles of Organization and Amended and Restated By-laws contain provisions that may make it more difficult for a third party to acquire, or discourage acquisition bids for, the Company. For instance, the Company's Amended and Restated By-laws provide that special meetings of stockholders may be called only by the President, the Board of Directors or the holders of at least 80% of the voting securities of the Company. In addition, the Massachusetts General Laws provide that stockholders may take action without a meeting only by the unanimous written consent of all stockholders. The Company's Board of Directors is also divided into three classes, as nearly equal in size as possible, with staggered three-year terms. The Company is also subject to an anti-takeover provision of the Massachusetts General Laws which prohibits, subject to certain exceptions, a holder of 5% or more of the outstanding voting stock of the Company from engaging in certain activities with the Company, including a merger, stock or asset sale. The foregoing provisions could limit the price that certain investors might be willing to pay in the future for shares of the Company's Common Stock. In addition, shares of the Company's Preferred Stock may be issued in the future without further stockholder approval and upon such terms and conditions, and having such rights, privileges and preferences, as the Board of Directors may determine. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of any holders of Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or discouraging a third party from acquiring, a majority of the outstanding voting stock of the Company.

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

            1. The Company's Products. In some cases, the Company warrants to its clients that its software will be year 2000 compliant generally subject to certain limitations or conditions. The Company also provides solutions consisting of products and services to address the year 2000 problem involving key aspects of a client's computer systems. A failure in a client's system or failure of the Company's software to be year 2000 compliant could result in substantial damages and therefore have a material adverse effect on the Company's business, financial condition and results of operations. Although the Company has not adopted a formal Year 2000 compliance program for its AutoEnhancer 2000 and Vantage YR2000 products, it will use commercially reasonable efforts to make its currently marketed products, including its SAM Workbench and SAM Relay tools, year 2000 compliant. There can be no assurance that any future efforts will be successful.

            2. Internal Systems. The Company's internal computer programs and operating systems relate to certain segments of the Company's business, including customer database management, marketing, order processing, order fulfillment, inventory management, customer service, accounting and financial reporting. These programs and systems consist primarily of:

            o Business Systems. These systems automate and manage business functions such as customer database management, marketing, order-taking and order-processing, inventory management, customer service, accounting and financial reporting,

            o Personal Computers and Networks. These systems are used for word processing, document management and other similar administrative functions, and

            o Telecommunications Systems. These systems provide telephone, voicemail, e-mail, Internet and intranet connectivity, and enable the Company to manage overall internal and external communications.

            The Company's Business Systems are licensed from an outside vendor. These Business Systems installed on or after 1997, have been upgraded to be Year 2000 compliant. Other Internal Systems consist of widely available office applications and application suites for word-processing, voicemail and other office-related functions. The Company maintains recent versions of all such key applications and all are, to the Company's knowledge, Year 2000 compliant. Accordingly, the Company did not adopt a formal Year 2000 compliance program for its Internal Systems. However, there can be no assurance that the Company's Internal Systems or the combination thereof will be Year 2000 compliant. A failure of an Internal System to be Year 2000 compliant could have a material adverse impact on the Company's business, financial condition and results of operations.

            3. Third-Party Systems. The computer programs and operating systems used by entities with whom the Company has commercial relationships pose potential problems relating to the Year 2000 issue, which may affect the Company's operations in a variety of ways. These risks are more difficult to assess than those posed by internal programs and systems, and the Company has completed a plan for assessing them. The Company believes that the programs and operating systems used by entities with whom it has commercial relationships generally fall into two categories: (A) First, the Company relies upon programs and systems used by providers of basic services necessary to enable the Company to reach, communicate and transact business with its suppliers and customers. Examples of such providers include the United States Postal Service, overnight delivery services, telephone companies, other utility companies and banks. Services provided by such entities affects almost all facets of the Company's operations. However, these third-party dependencies are not specific to the Company's business, and disruptions in their availability would likely have a negative impact on most enterprises within the software and services industry and on many enterprises outside the software and services industry. The Company believes that all of the most reasonably likely worst-case scenarios involving disruptions to its operations stemming from the Year 2000 issue relate to programs and systems in this first category. (B) Second, the Company relies upon third parties for certain software code or programs that are embedded in, or work with, its products. The Company believes that the functionality of its products may be materially diminished by a failure of such third-party software to be Year 2000 compliant. There can be no assurance that the Company may not experience unanticipated expenses or be otherwise adversely impacted by a failure of third-party systems or software to be Year 2000 compliant. The most reasonably likely worst-case scenarios may include: (i) corruption of data contained in the Company's internal information systems, (ii) hardware failure, and (iii) failure of infrastructure services provided by utilities and/or government. The Company included an evaluation of such scenarios in its plan for assessing the programs and systems of the entities with whom it has commercial relationships.

      The Company has completed the formulation of its plan for assessing its internal programs and systems and the programs and systems of the entities with whom it has commercial relationships and the identification of related risks and uncertainties. The Company has not identified any material risks and uncertainties to date. The Company does not currently anticipate that the total cost of any Year 2000 remediation efforts that may be needed will be material.

Item 7A. Quantitative And Qualitative Disclosures About Market Risk

      As of December 31, 1999, the Company was exposed to market risks which primarily include changes in U.S. interest rates. The Company maintains a significant portion of its cash and cash equivalents in financial instruments with purchased maturities of three months or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments, an immediate increase in interest rates would not have a material effect on the Company's financial condition or results of operations.

Item 8. Financial Statements and Supplementary Data

                         PERITUS SOFTWARE SERVICES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements:

      Report of Independent Accountants.........................................................................   51

      Consolidated Balance Sheet as of December 31, 1999 and 1998...............................................   52

      Consolidated Statement of Operations for the three years ended December 31, 1999..........................   53

      Consolidated Statement of Comprehensive Loss for the three years ended December 31, 1999..................   54

      Consolidated Statement of Changes in Stockholders' Equity for the three years ended December 31, 1999.....   55

      Consolidated Statement of Cash Flows for the three years ended December 31, 1999..........................   56

      Notes to Consolidated Financial Statements................................................................   58
Financial Statement Schedule:

      For the three years ended December 31, 1999

            II.   Valuation and Qualifying Accounts.............................................................   95

   All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Peritus Software Services, Inc.

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Peritus Software Services, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts
March 28, 2000

                         PERITUS SOFTWARE SERVICES, INC.

                           CONSOLIDATED BALANCE SHEET
                    (In Thousands, Except Share-Related Data)

                                                                                                       December 31,
                                                                                                  1999            1998
                                                                                                ---------       ---------
                                     ASSETS
Current assets:
      Cash and cash equivalents ..........................................................      $   2,475       $   2,809
      Restricted cash ....................................................................             --             569
      Short-term investments .............................................................             --             500
      Accounts receivable, net of allowance for doubtful accounts of $25 and $726, respectively, and including amounts receivable from related parties of $0 and
         $42, respectively ...............................................................            532           3,720

      Costs and estimated earnings in excess of billings on uncompleted contracts ........            281             951
      Prepaid expenses and other current assets ..........................................            248             816
                                                                                                ---------       ---------
            Total current assets .........................................................          3,536           9,365
Property and equipment, net ..............................................................            702           3,848
Intangible and other assets, net .........................................................             55             510
                                                                                                ---------       ---------
                                                                                                $   4,293       $  13,723
                                                                                                =========       =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Current portion of capital lease obligations .......................................      $      13       $      90
      Current portion of long-term debt ..................................................             --             269
      Customer advances ..................................................................            296              --
      Accounts payable ...................................................................             11             462
      Billings in excess of costs and estimated earnings on uncompleted contracts ........            253             435
      Deferred revenue ...................................................................            195           1,890
      Other accrued expenses and current liabilities .....................................          1,128           4,414
                                                                                                ---------       ---------
            Total current liabilities ....................................................          1,896           7,560
Capital lease obligations ................................................................             25             286
Long-term debt ...........................................................................             --              --
Long-term restructuring ..................................................................             --           1,067
                                                                                                ---------       ---------
            Total liabilities ............................................................          1,921           8,913
                                                                                                ---------       ---------
Commitments and contingencies (Notes 6, 18 and 19) .......................................             --              --
Stockholders' equity:
      Common stock, $.01 par value; 50,000,000 shares authorized; 17,173,975 and
      16,349,986 shares issued and outstanding at December 31, 1999 and 1998,
         respectively ....................................................................            172             164
Additional paid-in capital ...............................................................        105,279         105,135
Accumulated deficit ......................................................................       (103,071)       (100,488)
Accumulated other comprehensive loss .....................................................             (8)             (1)
                                                                                                ---------       ---------
            Total stockholders' equity ...................................................          2,372           4,810
                                                                                                ---------       ---------
                                                                                                $   4,293       $  13,723
                                                                                                =========       =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        PERITUS SOFTWARE SERVICES, INC.

                     CONSOLIDATED STATEMENT OF OPERATIONS
                 (In Thousands, Except Per Share-Related Data)

                                                                                              Year Ended December 31,
                                                                                       --------------------------------------
                                                                                         1999           1998           1997
                                                                                       --------       --------       --------
Revenue:
      Outsourcing services, including $0, $872, and $4,478 from related
         parties, respectively ..................................................      $  5,923       $  9,925       $ 11,447
      License, including $0, $255, and $0 from related parties,
         respectively ...........................................................         2,087          9,444         21,255
      Other services, including $0, $204, and $0 from related parties,
         respectively ...........................................................         3,188         12,163          7,007
                                                                                       --------       --------       --------
            Total revenue .......................................................        11,198         31,532         39,709
                                                                                       --------       --------       --------
Cost of revenue:
      Cost of outsourcing services, including $0, $750, and $2,467 from
         related parties, respectively ..........................................         4,778          7,577          9,536
      Cost of license ...........................................................           238          1,631            690
      Cost of other services, including $0, $56, and $0 from related parties,
         respectively ...........................................................         2,013          9,110          5,357
                                                                                       --------       --------       --------
            Total cost of revenue ...............................................         7,029         18,318         15,583
                                                                                       --------       --------       --------
Gross profit ....................................................................         4,169         13,214         24,126
                                                                                       --------       --------       --------
Operating expenses:
      Sales and marketing .......................................................         1,450         13,244          8,864
      Research and development ..................................................         1,316          8,528          8,324
      General and administrative ................................................         3,570          7,466          4,312
      Write off of acquired in-process research and development .................            --             --         70,800
      Impairment of long-lived assets ...........................................           961          5,218             --
      Restructuring charges (credits) ...........................................          (455)         5,906             --
                                                                                       --------       --------       --------
            Total operating expenses ............................................         6,842         40,362         92,300
                                                                                       --------       --------       --------
            Loss from operations ................................................        (2,673)       (27,148)       (68,174)
Interest income .................................................................           116            548          1,163
Interest expense ................................................................           (24)           (63)          (215)
                                                                                       --------       --------       --------
      Loss before gain on sale of majority-owned subsidiary, income taxes and
         minority interest in majority-owned subsidiary .........................        (2,581)       (26,663)       (67,226)
Gain on sale of majority-owned subsidiary .......................................            --            (11)            --
Provision for income taxes ......................................................             2             25            260
                                                                                       --------       --------       --------
      Loss before minority interest in majority-owned subsidiary ................        (2,583)       (26,677)       (67,486)
Minority interest in majority-owned subsidiary ..................................            --             (4)             4
                                                                                       --------       --------       --------
      Net loss ..................................................................        (2,583)       (26,673)       (67,490)
Accrual of dividends on Series A and B preferred stock ..........................            --             --            675
Accretion to redemption value of redeemable stock ...............................            --             --             57
                                                                                       --------       --------       --------
Net loss available to common stockholders .......................................      $ (2,583)      $(26,673)      $(68,222)
                                                                                       ========       ========       ========
Net loss per share:
      Basic .....................................................................      $  (0.15)      $  (1.65)      $  (7.03)
                                                                                       ========       ========       ========
      Diluted ...................................................................      $  (0.15)      $  (1.65)      $  (7.03)
                                                                                       ========       ========       ========
Weighted average shares outstanding:
      Basic .....................................................................        16,684         16,177          9,708
                                                                                       ========       ========       ========
      Diluted ...................................................................        16,684         16,177          9,708
                                                                                       ========       ========       ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                         PERITUS SOFTWARE SERVICES, INC.

                  Consolidated Statement of Comprehensive Loss
                                 (In Thousands)

                                                                 Year Ended December 31,
                                                         --------------------------------------
                                                           1999           1998           1997
                                                         --------       --------       --------
Net loss ..........................................      $ (2,583)      $(26,673)      $(67,490)
Other comprehensive income (loss) net of taxes:

    Foreign currency translation adjustments ......            (7)            83            (62)
                                                         --------       --------       --------
Comprehensive loss ................................      $ (2,590)      $(26,590)      $(67,552)
                                                         ========       ========       ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                         PERITUS SOFTWARE SERVICES, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    (In Thousands, Except Share-Related Data)


                                                                            Additional
                                                                              Paid-in            Class A               Class B
                                                        Common Stock          Capital          Common Stock          Common Stock
                                                        ------------          -------          ------------          ------------
                                                      Number                                 Number                     Number
                                                    of Shares     Amount                   of Shares      Amount       of Shares
                                                   ----------   ----------                ----------    ----------    ----------
Balance, December 31, 1996 .....................           --   $       --   $       --    6,038,615    $    2,207       101,196
Sale of common stock pursuant to exercise
   of stock options ............................       52,002            1           51      165,781            23            --
Accrual of cumulative dividends on
   Redeemable convertible preferred stock
   and accretion to redemption value on
   redeemable stock ............................           --           --           --           --            --            --
Termination of stock purchase right ............           --           --          326           --            --            --
Conversion of Class A and Class B common
   stock to common stock .......................    6,305,592           63        2,331   (6,204,396)       (2,230)     (101,196)
Conversion of Series A and Series B
   Redeemable convertible preferred stock to
   common stock ................................    3,721,707           37       12,657           --            --            --
Sale of common stock in connection with
   initial public offering, net of issuance
   costs .......................................    2,800,000           28       40,636           --            --            --
Cumulative translation adjustment ..............           --           --           --           --            --            --
Sale of common stock pursuant to exercise
   of warrants .................................      312,500            3          497           --            --            --
Issuance of common stock in connection with
acquisition of Millennium Dynamics, Inc. .......    2,175,000           22       47,310           --            --            --
Net loss .......................................           --           --           --           --            --            --
                                                   ----------   ----------   ----------   ----------    ----------    ----------
Balance, December 31, 1997 .....................   15,366,801          154      103,808           --            --            --
Sale of common stock pursuant to exercise
   of stock options ............................      883,185            9        1,018           --            --            --
Sale of common stock pursuant to employee
   stock purchase plan .........................      100,000            1          309           --            --            --
Repayment of receivable from stockholder .......           --           --           --           --            --
Cumulative translation adjustment ..............           --           --           --           --            --
Net loss .......................................           --           --           --           --            --            --
                                                   ----------   ----------   ----------   ----------    ----------    ----------
Balance, December 31, 1998 .....................   16,349,986          164      105,135           --            --            --
Sale of common stock pursuant to exercise
   of stock options ............................        1,000           --           --           --            --            --
Sale of common stock pursuant to employee
   stock purchase plan .........................       22,989           --            4           --            --            --
Issuance of common stock .......................      800,000            8          140           --            --            --
Cumulative translation adjustment ..............           --           --           --           --            --            --
Net loss .......................................           --           --           --           --            --            --
                                                   ----------   ----------   ----------   ----------    ----------    ----------
Balance, December 31, 1999 .....................   17,173,975   $      172   $  105,279           --    $       --            --
                                                   ==========   ==========   ==========   ==========    ==========    ==========

                                                                                               Accumulated      Total
                                                                                Receivable       Other       Stockholder's
                                                      Class B      Accumulated     from       Comprehensive    Equity
                                                    Common Stock     Deficit    Stockholder       Loss        (Deficit)
                                                    ------------     -------    -----------       ----        ---------

                                                       Amount
                                                     ----------
Balance, December 31, 1996 .....................     $      164    $   (5,593)   $      (58)   $      (22)   $   (3,302)
Sale of common stock pursuant to exercise
   of stock options ............................             --            --            --            --            75
Accrual of cumulative dividends on
   Redeemable convertible preferred stock
   and accretion to redemption value on
   redeemable stock ............................             --          (732)           --            --          (732)
Termination of stock purchase right ............             --            --            --            --           326
Conversion of Class A and Class B common
   stock to common stock .......................           (164)           --            --            --            --
Conversion of Series A and Series B
   Redeemable convertible preferred stock to
   common stock ................................             --            --            --            --        12,694
Sale of common stock in connection with
   initial public offering, net of issuance
   costs .......................................             --            --            --            --        40,664
Cumulative translation adjustment ..............             --            --            --           (62)          (62)
Sale of common stock pursuant to exercise
   of warrants .................................             --            --            --            --           500
Issuance of common stock in connection with
acquisition of Millennium Dynamics, Inc. .......             --            --            --            --        47,332
Net loss .......................................             --       (67,490)           --            --       (67,490)
                                                     ----------    ----------    ----------    ----------    ----------
Balance, December 31, 1997 .....................             --       (73,815)          (58)          (84)       30,005
Sale of common stock pursuant to exercise
   of stock options ............................             --            --            --            --         1,027
Sale of common stock pursuant to employee
   stock purchase plan .........................             --            --            --            --           310
Repayment of receivable from stockholder .......             --            --            58            --            58
Cumulative translation adjustment ..............             --            --            --            83            83
Net loss .......................................             --       (26,673)           --            --       (26,673)
                                                     ----------    ----------    ----------    ----------    ----------
Balance, December 31, 1998 .....................             --      (100,488)           --            (1)        4,810
Sale of common stock pursuant to exercise
   of stock options ............................             --            --            --            --            --
Sale of common stock pursuant to employee
   stock purchase plan .........................             --            --            --            --             4
Issuance of common stock .......................             --            --            --            --           148
Cumulative translation adjustment ..............             --            --            --            (7)           (7)
Net loss .......................................             --        (2,583)           --            --        (2,583)
                                                     ----------    ----------    ----------    ----------    ----------
Balance, December 31, 1999 .....................     $       --    $ (103,071)   $       --    $       (8)   $    2,372
                                                     ==========    ==========    ==========    ==========    ==========

                         PERITUS SOFTWARE SERVICES, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                    (In Thousands, Except Share-Related Data)

                                                                                            Year Ended December 31,
                                                                                       --------------------------------
                                                                                         1999        1998        1997
                                                                                       --------    --------    --------
Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities:
      Net loss .....................................................................   $ (2,583)   $(26,673)   $(67,490)
      Adjustments to reconcile net loss to net cash provided by (used for)
         operating activities:
            Depreciation and amortization ..........................................      1,442       3,083       1,327
            Minority interest in majority-owned subsidiary .........................         --          (4)          4
            Impairment of long-lived assets ........................................        961       5,218          --
            Gain on sale of majority-owned subsidiary ..............................         --         (11)         --
            Write off of acquired in process research and development ..............         --          --      70,800
            Changes in assets and liabilities, net of effects from acquisitions:
                  Accounts receivable ..............................................      3,188       8,671      (6,193)
                  Costs and estimated earnings in excess of billings on
                    uncompleted contracts ..........................................        670       1,596          (9)
                  Unbilled license revenue from related parties ....................         --          --       1,400
                  Prepaid expenses and other current assets ........................        568        (137)       (438)
                  Other assets .....................................................        116        (125)         --
                  Accounts payable .................................................       (451)       (979)        495
                  Proceeds from customer advance ...................................        296          --          --
                  Billings in excess of costs and estimated earnings on
                    uncompleted contracts ..........................................       (182)        331          74
                  Deferred revenue .................................................     (1,695)       (928)       (629)
                  Other accrued expenses and current liabilities, excluding
                    accrued restructuring ..........................................     (1,673)       (383)        885
                  Accrued restructuring ............................................     (1,835)      2,680          --
                                                                                       --------    --------    --------
                    Net cash provided by (used for) operating activities ...........     (1,178)     (7,661)        226
                                                                                       --------    --------    --------

Cash flows from investing activities:
      Sale (purchase) of short-term investments ....................................        500       2,500      (3,000)
      Cash of majority-owned subsidiary disposed, net of cash received .............         --      (1,074)         --
      Cash paid for acquisition of business, and related costs, net of cash
         acquired ..................................................................         --          --     (31,350)
      Proceeds from sale of property and equipment .................................        288          --          --
      Purchases of property and equipment ..........................................        (56)     (2,739)     (2,018)
                                                                                       --------    --------    --------
                       Net cash provided by (used for) investing activities ........        732      (1,313)    (36,368)
                                                                                       --------    --------    --------

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                         PERITUS SOFTWARE SERVICES, INC.

                    (In Thousands, Except Share-Related Data)

                                                                               Year Ended December 31,
                                                                          --------------------------------
                                                                            1999        1998        1997
                                                                          --------    --------    --------
Cash flows from financing activities:
      Restricted cash .................................................   $    569    $   (569)   $     --
      Proceeds from long-term debt ....................................         --          --         200
      Principal payments on long-term debt ............................       (269)       (292)     (1,201)
      Principal payments on capital lease obligations .................       (338)       (106)        (80)
      Proceeds from issuance of common stock, net of issuance costs ...        152       1,337      41,239
      Proceeds from repayment of note receivable from stockholder .....         --          58          --
                                                                          --------    --------    --------
                       Net cash provided by financing activities ......        114         428      40,158
                                                                          --------    --------    --------
Effects of exchange rates on cash and cash equivalents ................         (2)         15         (64)
                                                                          --------    --------    --------
Net increase (decrease) in cash and cash equivalents ..................       (334)     (8,531)      3,952
Cash and cash equivalents, beginning of year ..........................      2,809      11,340       7,388
                                                                          --------    --------    --------
Cash and cash equivalents, end of year ................................   $  2,475    $  2,809    $ 11,340
                                                                          ========    ========    ========

Supplemental Disclosure of Cash Flows:
Cash paid for income taxes ............................................   $     29    $     78    $    115
Cash paid for interest ................................................         24          63         215

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

      In the years ended December 31, 1999, 1998 and 1997, the Company incurred capital lease obligations of $0, $458 and $0, respectively.

      In the year ended December 31, 1997, the Company issued 2,175,000 shares of common stock valued at $47,332 and paid cash of $30,000 to acquire substantially all of the assets and assume certain liabilities of Millennium Dynamics, Inc. (Note 3).

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                         PERITUS SOFTWARE SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF THE BUSINESS AND CURRENT FINANCIAL CONDITION

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

      The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company experienced net losses of $2,583,000, $26,673,000 and $67,490,000 in the years ended December 31, 1999, 1998 and 1997, respectively.

      On March 27, 2000, Rocket Software, Inc. ("Rocket"), a privately held company, invested $4,000,000 in the Company in exchange for 10,000,000 shares ($.40 per share) of restricted common stock (37% of outstanding stock after the investment). The Company granted Rocket certain registration rights with respect to the shares. The Company will record a one-time charge related to the investment of approximately $4,000,000 in the quarter ending March 31, 2000. The charge represents the difference between the quoted market price on the commitment date and the price paid by Rocket. Under certain sections of the Internal Revenue Code, a change in ownership of greater than 50% within a three-year period places an annual limitation on the Company's ability to utilize its existing net operating loss and research and development tax credit carry-forwards. The investment by Rocket triggered the limitation. Based on the Company's current forecasted cash expenditures, its cash on hand prior to the Rocket investment and the $4,000,000 invested by Rocket, the Company expects to have sufficient cash to finance its operations through the year 2000. The Company's future beyond the year 2000 is dependent upon its ability to achieve a break-even cash flow or raise additional financing. There can be no assurances that the Company will be able to do so.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

   Revenue Recognition

      Revenue under contracts to provide outsourced software maintenance, reengineering and development services is recognized using the percentage-of-completion method and is based on the ratio that labor-hours incurred to date bear to estimated total labor-hours at completion, provided that a contract or purchase order has been executed, fees are fixed or determinable and collection of the related receivable is probable. Adjustments to contract cost estimates are made in the periods in which the facts which require such revisions become known. When the revised estimates indicate a loss, such loss is provided for currently in its entirety. Costs and estimated earnings in excess of billings on uncompleted contracts represent revenue recognized in excess of amounts billed. Billings in excess of costs and estimated earnings on uncompleted contracts represent billings in excess of revenue recognized.

      The Company licenses its software products and methodologies to end users and to value added integrators for their use in serving their clients. License fees charged to end users are fixed, with the amount of the fee based on the estimated total lines of code to be processed, the number of CPUs licensed, or other defined factors. License fees charged to value added integrators are generally royalties based on lines of code processed or to be processed or number of CPUs licensed. Revenue from software licenses to end users is recognized when licensed software and methodologies have been delivered to the end user, a contract or purchase order has been executed, fees are fixed or determinable, collection of the related receivable is probable, and customer acceptance provisions do not exist. In arrangements where customer acceptance provisions exist, the Company defers revenue recognition until customer acceptance occurs or the acceptance provisions have lapsed. The Company generally does not provide its customers with the right to return software licenses and, once due, license fees are non-refundable. Revenue from software licenses to value added integrators is recognized when the licensed software and methodologies have been delivered to the value added integrator, the fee is fixed or determinable and collection of the related receivable is probable. Under arrangements combining software and services, all revenue is recorded using the percent of completion method as described for other services below. Under such combined arrangements, vendor specific objective evidence ("VSOE") for software license is used for income statement classification purposes only and is determined based upon the prices that exist or are charged for the same software when licensed separately and distinctly. The VSOE for the service component under combined arrangements is based upon hourly rates.

      Other services provided by the Company include direct delivery contracts as well as technology transfer arrangements, product training, value added integrator sales training, consulting services and software product maintenance. Under direct delivery contracts, the Company provides full and pilot year 2000 renovations and renovation quality evaluation ("RQE") services for clients using the Company's AutoEnhancer/2000, RQE tool, and/or Vantage YR2000 software. Revenue from full year 2000 renovation and RQE contracts is recognized using the percentage-of-completion method and is based on the ratio that labor-hours incurred to date bear to estimated total labor-hours at completion, provided that a contract or purchase order has been executed, fees are fixed or determinable and collection of the related receivable is probable. Revenue from pilot direct delivery contracts is recognized over the duration of such contracts as work is performed and defined milestones are attained. Adjustments to contract cost estimates are made in the periods in which the facts which require such revisions become known. When the revised estimates indicate a loss, such loss is provided for currently in its entirety. In cases where VSOE of fair value of both the license and service component exists under a direct delivery contract, revenue recognized is allocated between license revenue and other services revenue for income statement classification purposes based on their relative fair values. Revenue from technology transfer arrangements, product and sales training and consulting services is billed on a time-and-materials basis and is recognized as the services are provided. Revenue from software product maintenance contracts on the Company's licensed software products, including client support bundled with the initial license fee, is deferred and recognized ratably over the contractual periods during which the services are provided.

   Concentration of Credit Risk

      Financial instruments which potentially expose the Company to concentrations of credit risk include trade accounts receivable. The Company primarily sells to Fortune 1000 companies and therefore, generally does not require collateral. Reserves for potential credit losses are maintained.

   Fair Value of Financial Instruments

      The Company's financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, accounts payable, accrued expenses, billings in excess of costs and estimated earnings on uncompleted contracts, other long-term liabilities and long-term debt. The carrying amounts of these instruments at December 31, 1999 approximate their fair values.

   Cash Equivalents and Short-Term Investments

      The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company invests its excess cash primarily in money market accounts, commercial paper and corporate bonds. Accordingly, these investments are subject to minimal credit and market risk.

      The Company accounts for its investments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires the Company to classify its investments among three categories: held-to-maturity, which are reported at amortized cost; trading securities, which are reported at fair value, with unrealized gains and losses included in earnings; and available-for-sale securities, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. At December 31, 1999, the Company's cash and cash equivalents included money market accounts and overnight deposits of $1,151,000 and $1,197,000, respectively, which are classified as available for sale. The fair market value of these investments approximated their amortized cost.

   Property and Equipment

      Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives of the assets or, where applicable, over the lease term.

   Software Development Costs

      The Company capitalizes qualifying software development costs after technological feasibility of the software has been established. Costs incurred prior to the completion of a working model, which is the Company's primary basis for determining technological feasibility, are charged to research and development expense. Amortization of capitalized software costs, which is charged to cost of revenue, is calculated based upon the ratio of current year revenue from the related software to total revenue or ratably over the useful life of the software, whichever is greater. During the years ended December 31, 1999, 1998 and 1997, costs subject to capitalization were not significant and therefore, were not capitalized. At December 31, 1999 and 1998, the Company's other assets included $0 and $8,000, respectively, in unamortized capitalized software development costs acquired from Vista Technologies Incorporated ("Vista") during 1996 (Note 3). Amortization expense related to capitalized software development costs for the years ended December 31, 1999, 1998 and 1997 was $8,000, $46,000 and $50,000, respectively, all of which related to the capitalized software acquired from Vista.

   Intangible Assets

      Intangible assets at December 31, 1999 and December 31, 1998 were $0 and $340,000, respectively. At December 31, 1998, intangible assets related primarily to the MDI and Vista acquisitions (Note 3) and were being amortized on a straight-line basis over their expected useful lives of two and three years, respectively. In connection with an impairment of intangible assets relating to the MDI acquisition (Note 5), the expected useful lives of such assets were reduced from five years to two years. Costs associated with obtaining patents are capitalized as incurred and amortized using the straight-line method over their estimated economic lives beginning when each patent is issued. For the years ended December 31, 1999, 1998 and 1997, the Company recorded $17,000, $23,000 and $12,000, respectively, of amortization expense relating to capitalized patent costs. In 1999, the Company recorded an impairment charge eliminating the remaining balance of its capitalized patents (Note 5).

   Accounting for Impairment of Long-Lived Assets

      In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The Company recorded impairment charges totaling $961,000 and $5,218,000 during the years ended December 31, 1999 and December 31, 1998, respectively. (Note 5).

   Foreign Currency

      Assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at average exchange rates for the period. Accumulated net translation adjustments are included in stockholders' equity.

   Advertising Expense

      The Company recognizes advertising expense as incurred. Advertising expense was approximately $0, $842,000 and $826,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

   Accounting for Stock-Based Compensation

      The Company accounts for stock-based awards to its employees using the intrinsic value based method as prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense is recorded for options issued to employees in fixed amounts and with exercise prices equal to the fair market value of the Company's common stock at the date of grant. The Company has adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and related Interpretations, for disclosure only (Note 15). All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123.

   Net Loss Per Share

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

      Antidilutive potential common stock excluded from the 1999, 1998 and 1997 diluted earnings per share computation includes approximately 278,872, 382,000 and 4,121,000 of common stock shares, respectively, issuable upon the conversion of convertible preferred stock and the exercise of stock options and warrants.

      As described in Note 14, all outstanding shares of the Company's redeemable convertible preferred stock converted to shares of the Company's common stock upon the closing of the Company's initial public offering.

   Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Areas particularly subject to estimation include the allowance for doubtful accounts, revenue based on percentage-of-completion, the valuation allowance on deferred tax assets, cash flow projections and salvage value of assets used in impairment analyses and the timing and amount of future sublease income on restructured facilities. Actual amounts could differ from those estimates.

   Reclassifications

      Certain reclassifications have been made to the consolidated financial statements for prior years to conform to the 1999 presentation. These reclassifications have no effect on the Company's results of operations or financial position.

   Recently Issued Accounting Standards

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not invest in derivative instruments or engage in hedging activities. As a result, SFAS No. 133 is not expected to have a material affect on its financial position or results of operations.

3. ACQUISITION

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

      The acquisition was accounted for under the purchase method of accounting. Accordingly, the results of the operations of MDI and the fair market value of the acquired assets and assumed liabilities have been included in the Company's financial statements since the effective date of the acquisition. The purchase price was allocated to the acquired assets and assumed liabilities as follows:

            Accounts receivable......................       $ 2,271,000
            Unbilled license revenues................           343,000
            Other current assets.....................           135,000
            Property and equipment...................         1,011,000
            In-process research and development......        70,800,000
            Acquired technology......................         4,800,000
            Assembled workforce......................           600,000
            Goodwill.................................           103,000
            Accounts payable.........................          (658,000)
            Restructuring reserves...................          (435,000)
            Other current liabilities................          (285,000)
                                                            -----------
                                                            $78,685,000

      The amounts allocated to intangible assets, including acquired in-process research and development, was determined by an independent appraiser. The amount allocated to acquired in-process research and development represented technology which had not reached technological feasibility and had no alternative future use. Accordingly, the amount of $70,800,000 was charged to operations at the effective date of the acquisition. (Note 4) At the time of acquisition, the amounts allocated to intangible assets were being amortized on a straight-line basis over their expected useful lives.

      In connection with the acquisition, the Company recorded a reserve of approximately $435,000 of which approximately $221,000 related to provisions for the closure of certain MDI facilities and $214,000 related to severance benefits for terminated MDI employees. At December 31, 1998, approximately $12,000 of these costs remained to be paid and they were paid in 1999.

      The following unaudited pro forma data has been prepared as if the acquisition was completed at the beginning of 1997, and this information is presented for illustrative purposes only and is not necessarily indicative of results of operations which would actually have been achieved had the acquisition occurred at the beginning of such period or which may be achieved in the future. In addition, the following unaudited pro forma data is adjusted to reflect the amortization of acquired intangible assets and excludes the write off of acquired in-process research and development of $70,800,000 due to its non-recurring nature. Also, the net loss per share and unaudited pro forma net loss per share data shown below assumes the 2,175,000 shares issued in connection with the acquisition were outstanding for the entire periods presented.

                           For the Year Ended December 31,
                           -------------------------------
                                        1997
                           -------------------------------
                            As Reported       Pro Forma
                           -------------    --------------
                                              (Unaudited)
Revenues ...............   $  39,709,000    $   50,633,000
Net loss ...............     (67,490,000)       (2,879,000)
Net loss per share:
      Basic ............   $       (7.03)   $        (0.31)
      Diluted ..........   $       (7.03)   $        (0.31)

4. IN-PROCESS RESEARCH AND DEVELOPMENT

      In connection with the acquisition of MDI, the Company recorded a charge to operations of $70,800,000 representing purchased in-process technology that had not yet reached technological feasibility and had no alternative future use (see Note 3 to the consolidated financial statements). The value was determined via an independent appraisal by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from such projects, and discounting the net cash flows back to their present value. As described below, the discount rate utilized includes a factor that takes into account the uncertainty surrounding the successful development of the purchased in-process technology. In addition, the Company recorded intangible assets of $5,503,000, which included approximately $4,800,000 attributable to developed technology. Immediately following acquisition, the amounts allocated to intangible assets were being amortized on a straight-line basis over their expected useful lives of five years.

      At the time of acquisition, the Company expected that the remaining acquired in-process research and development would be successfully developed; however, there could be no assurance that commercial viability of these projects would be achieved. If these projects were not successfully developed, future revenue and profitability of the Company would be adversely affected. Additionally, the value of the intangible assets would become impaired.

      At the time of acquisition, the nature of the efforts required to develop the purchased in-process technology into commercially viable software products principally related to the completion of all planning, designing, prototyping, verification and testing activities that were necessary to establish that the software could be produced to meet its design specifications, including functions, features and technical performance requirements. The acquired projects included continued development of MDI's core technologies aiming to significantly enhance their features and functionality in order to gain an increasing share of the Year 2000 software market. In addition, the Company intended to continue to focus product plans around developing comprehensive testing capabilities for MDI's Vantage YR2000 product and a "mass change" software engine with capabilities other than Year 2000 corrections, including a Euro currency conversion application.

      The resulting forecasted net cash flows from such projects were based on management's estimates of revenues, cost of sales, research and development costs, selling, general and administrative costs, and income taxes from such projects. These estimates were based on the following assumptions:

      Revenues attributable to the in-process technology were assumed to increase during the period 1998 through 2003 at annual rates ranging from 30% to 96%. Such projections were based on assumed penetration of the existing customer base, new customer transactions, historical retention rates and experiences of prior product releases. The projections reflect increasing revenue in the first six years (1998 to 2003) as the products derived from the in-process technology are generally released and penetrate the market. As the products derived from the in-process technology mature and are replaced by subsequent future, yet-to-be-defined technology, the relative proportion of total revenues due to in-process technology was projected to decline from 97% in 1999 to 0% in 2005.

      Operating income (loss) as a percentage of revenue attributable to the in-process technology was projected to grow during the period 1998 through 2003 from 18% to 59%. During the same period, sales, general and administrative expense as a percentage of revenue related to the in-process technology was projected to range between 58% and 40%. Research and development expense as a percentage of revenue related to in process technology was projected to decline from a high of 23% in 1998 to a low of 1% in 2003.

      Discounting the forecasted net cash flows back to their present value was based on the Company's weighted-average cost of capital (WACC). The WACC calculation produces the average required rate of return of an investment in an operating enterprise, based on various required rates of return from investments in various areas of that enterprise. The WACC assumed for the Company was 19%. The discount rate used in discounting the net cash flows from purchased in-process technology was 22.5%. This discount rate was higher than the WACC due to the inherent uncertainties in the estimates described above including the uncertainty surrounding the successful development of the purchased in-process technology, the useful life of such technology, the profitability levels of such technology and the uncertainty of technological advances that are unknown at this time.

      The cost to complete the in-process development was originally estimated at approximately $18.7 million to be incurred through the end of the year 2000. These costs are largely for personnel involved in the planning, design, coding, integration, testing and modification of products to be derived from the in-process technologies. The Company estimates that in-process projects relating to future versions of the Vantage YR2000 product were 60% to 80% complete and projects relating to the "mass change" engine were less than 50% complete at the December 1, 1997 acquisition date.

      Due to lower than anticipated revenue and losses in excess of expectations during the quarter ended September 30, 1998, the Company stopped development of all new versions of existing Vantage YR2000 products, the Vantage YR2000 testing product and the generic mass change software product. As a result of these actions, the Company closed its research and development centers in Cincinnati, Ohio, and Lisle, IL, terminated substantially all employees at those facilities and recorded a related restructuring charge (Note 6). Through December 31, 1998, the Company had incurred approximately $2,200,000 in costs to develop these in-process technologies. The Company does not expect to incur additional development costs for these in-process technologies.

5. IMPAIRMENT OF LONG-LIVED ASSETS

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

      Year Ended 1999

      In June 1999, as a result of the continuing downsizing of the Company's operations and continuing decline in operating results, the Company reviewed the carrying amount of its property and equipment and committed to a plan to dispose certain of its assets, primarily excess computer equipment and furniture relating to its restructured operations, either by sale or by abandonment. The fair value of the assets to be disposed of was measured at management's best estimate of salvage value, by using the current market values or the current selling prices for similar assets. Based upon management's review, the carrying amount of assets having a net book value of $1,143,000 was written-down to a total amount of $389,000, representing the lower of carrying amount or fair value (salvage value) and the Company recorded an impairment charge totaling $754,000. The reduction in depreciation expenses resulting from this write-down was approximately $82,000 on a quarterly basis beginning in the third quarter of 1999. The Company completed its sale of assets associated with its June 1999 impairment charge in the third quarter of 1999 and the sale proceeds received were not significantly different from original estimates.

      During the third quarter of 1999, the Company made a decision to transfer the research and development responsibility for its SAM Workbench tool from India to the United States. As a result of that decision, the personnel of its Indian subsidiary were no longer required and were transferred (with the exception of one) to another company without cost. After the personnel transfer which occurred in September 1999, the Company ceased using the assets and anticipated no future productive use for such assets. Accordingly, the Company recorded an impairment charge of $145,000 against assets having a net book value of $182,000 to write down the assets involved, which consisted of primarily of leasehold improvements and computer equipment, to their estimated fair value (salvage value) of $37,000. The estimated salvage value of 20% of book value was determined through discussions with the Company's subsidiary manager in India regarding selling prices for similar assets. The Company concluded a sale agreement for the assets in February 2000 for $55,000 and the facility lease in India was extended by one month to facilitate completion of the sale of assets. The reduction in depreciation expense from the asset write-down was approximately $10,000 on a quarterly basis beginning in the fourth quarter of 1999.

      During the third quarter of 1999, the Company completed its review of its product offering going forward. This review included its patent associated with its mass change engine that had a remaining capitalized cost of $63,000. The Company concluded that it could not afford and, therefore, would not develop any future products based upon the patented technology. Further, the Company was no longer generating revenue from its existing products based on the patented technology. In addition, during the third quarter, the Company investigated whether there was an opportunity to generate any income from the pursuit of possible patent infringements and concluded such generation was unlikely. The Company does not believe there is any opportunity to sell or license its patented mass change engine technology. Therefore, according to Paragraphs 6 and 7 of SFAS 121, the Company recorded an impairment charge for the entire remaining capitalized cost. The write-down was included in the third quarter impairment charge. Savings in amortization expense from this write-down was $17,000 on a quarterly basis beginning in the fourth quarter of 1999.

      Year Ended 1998

      Due to lower than anticipated revenue and greater than expected losses during the quarter ended September 30, 1998, the Company adopted a plan to stop development of all existing and in-process products originally acquired from MDI in December 1997, including all Vantage YR2000 renovation and testing software tools and the generic mass change product. Substantially all direct sales efforts relating to existing Vantage YR2000 products were also stopped. In connection with these actions, the Company also undertook a restructuring of its operations (See Note 6) which included the closure of the Company's research and development facilities in Cincinnati, Ohio and Lisle, Illinois and the termination of substantially all the employees at these facilities. As a result of these events, management concluded that an assessment of the recoverability of intangible assets recorded in connection with the acquisition of MDI in December 1997 was required at September 30, 1998. The Company determined that its property and equipment at these locations was not subject to impairment as substantially all such assets were scheduled to be redeployed.

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

      In December 1998, as a result of the significant downsizing of the Company's operations (See Note 6) and continuing decline in operating results, the Company reviewed the carrying amount of its property and equipment at December 31, 1998 and committed to a plan to dispose certain of its assets, primarily excess computer equipment and furniture relating to the restructured operations, either by sale or abandonment. The plan was completed by September 30, 1999. The fair value of the assets to be disposed of was measured at management's best estimate of salvage value, by using the current market values or the current selling prices for similar assets. Costs to sell were estimated to be insignificant. Based upon management's review, the carrying amounts of assets having a net book value of $1,145,000 were written-down to a total amount of $221,000, representing the lower of carrying amount or fair value (salvage value) and the Company recorded an impairment charge totaling $924,000. The assets to be disposed of were not depreciated or amortized while they were held for disposal and the reduction in depreciation expense resulting from the write-down was approximately $48,000 on a quarterly basis beginning in the first quarter of 1999.

6. RESTRUCTURING CHARGES

Overview

      Under the Company's restructurings in 1998 and 1999, the Company terminated more than 220 people. Severance benefits generally included salary continuation for varying periods of up to one year, benefit continuation over the same period, and outplacement support. Under the Company's severance offerings, employees were required to sign a release before receiving any payments. In addition, salary continuation benefits stopped if a person obtained other employment.

      The Company's facility related restructuring charges included amounts related to closure or reduction in space for facilities in Billerica, Massachusetts; Westborough, Massachusetts; Cincinnati, Ohio; Lisle, Illinois; and Nashua, New Hampshire. In most cases, the Company had many years remaining under non-cancelable leases. The Company's largest lease was for its 100,000 square foot headquarters facility in Billerica which had a lease termination in February 2006. Under its restructuring accruals, the Company recorded charges for the estimated difference between anticipated sublease income and the estimated expenses that would be incurred for the space in the future. The estimates included the following factors:

      -1) the difference between estimated sublease income and rent payments

      -2) estimated time the space would remain unoccupied earning no sublease income

      -3) estimated marketing costs including brokerage commissions

      -4) estimated building operating expense charges in the future

      -5) estimated costs to make the facilities ready for sublease

      The estimates were complicated by the fact that the facilities were located in several different real estate markets. The Company's estimates included input from the Company's real estate brokers.

      Due to the Company's degrading financial condition, there was a change between the original estimates and the final charges incurred. Rather than sublease the buildings, the Company entered into settlement agreements with the landlords for its Nashua, Cincinnati, Lisle and Billerica facilities. The Company believes that the settlements were very favorable to the Company (resulting in releases from the restructuring accrual) because the Company had ceased making rent payments for three facilities (Cincinnati, Lisle and Billerica), and had discussed filing for protection from creditors in its public filings. If the Company had not settled the leases under such distressed conditions, the charges incurred would undoubtedly have been higher resulting in a lower or zero release.

Year Ended 1999

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

      The amounts accrued to and payments against the accrued restructuring during the first quarter of 1999 and the composition of the remaining balance at March 31, 1999 were as follows:

                                                                      Balance         Q1 1999       Q1 1999         Balance
                                                                 December 31, 1998    Accrual      Payments     March 31, 1999
                                                                 -----------------    -------      --------     --------------
                                                                                          (in thousands)
Provision for severance and benefit payments to
   Terminated employees ........................................       $  536          $  291       $ (212)          $  615

Provisions related to closure of facilities and reduction of
   Occupied space ..............................................        2,144              --         (361)           1,783
                                                                       ------          ------       ------           ------

      Total ....................................................       $2,680          $  291       $ (573)          $2,398
                                                                       ======          ======       ======           ======

      In April 1999, the Company decided to further reduce the amount of space it occupied in its Billerica, Massachusetts headquarters facility. The space consolidation was completed in the second quarter of 1999 and the Company increased the amount of space it was offering for sublease from 50,000 to 75,000 square feet. Accordingly, in June 1999, the Company recorded an additional restructure accrual of $517,000 consisting primarily of the cost of lease expenses and real estate commissions associated with the additional vacated 25,000 square feet net of estimated sublease income. The assumptions underlying the charge for the newly vacated space and the space vacated in previous quarters were modified from previous assumptions based on the progress in marketing the vacated space and changes in market conditions. The estimated sublease date was changed from December 1, 1999 to January 1, 2000. The assumed sublease discount from the lease-related payments due under lease was lowered to 12%. The assumption regarding the discount period was changed to cover the entire lease term. Finally, estimated construction costs and commissions were also updated. The additional restructuring resulted in a quarterly reduction in lease-related costs of approximately $87,000 beginning in the third quarter of 1999.

      Due to the Company's degraded financial condition, in June 1999, the Company reached a settlement with American Financial Group, Inc. ("AFG") and its subsidiaries and affiliates for release from its real estate lease in Cincinnati, Ohio and certain other obligations. The Company had completely vacated the facility by June 30, 1999 and had no remaining obligations or liabilities associated with the facility. Of the total settlement, $136,000 was associated with the real estate lease and is included within the restructuring payments and reclassifications during the second quarter of 1999. The settlement was more favorable than the Company's original sublease assumptions and resulted in a release of $272,000 from the original estimated charges. The second quarter payments and reclassifications also includes a $296,000 adjustment to reclassify the rent levelization accrual associated with the vacated space in its Billerica headquarters facility from other accrued expenses into the restructure accrual. The Company's lease for its Billerica, MA facility that commenced in February 1998 contained lower rent payments during the early years offset by higher payments in later years. In accordance with paragraph 15 of SFAS 13, the Company therefore recorded monthly rent expense on a straight-line (levelized) basis (total of all months' rent divided by the number of lease months). Through June 1999, the rent expense recorded exceeded the rent payments due under the lease and the difference between the two amounts was credited to a rent levelization accrual. The presumption underlying this accounting was that the Company would eventually pay rents that exceeded the levelized rent and draw down the liability. In the second quarter of 1999, the Company concluded that the levelization liability associated with space included in restructuring should have been relieved at the time the space was included in restructuring. It therefore reclassified the rent levelization liability associated with the vacated portion of the building to the restructuring accrual. Of the total adjustment, $142,000 related to the 25,000 square feet that was added to restructuring in the second quarter of 1999 and the balance of the $154,000 was associated with earlier restructurings. The levelization liability associated with the portion of the building, which was still being used by the Company, remained as part of operating liabilities.

      The total facilities related payments/reclassifications for the second quarter of 1999 were as follows:

            Rent levelization reclassification...........      $  296,000
            Cincinnati settlement (facility portion).....        (136,000)
            All other net payments.......................         (55,000)
                                                               ----------
            Total........................................      $  105,000
                                                               ==========

      At the end of the second quarter of 1999, the Company re-evaluated its estimated costs associated with its previous restructure charges based upon activity and experience to date. This evaluation included a re-estimate of the remaining costs to be incurred in the future under the previous restructurings. The $813,000 release in the second quarter of 1999 represented the difference between the remaining restructure accrual and the future estimated costs. Of the total release, $75,000 was related to the provision of severance and benefit payments for terminated employees and $738,000 was related to the provision related to the closure of facilities and the reduction of occupied space. The $75,000 employee-related release resulted from differences in actual experience and original estimates due primarily to the fact that several employees obtained early employment or did not sign releases, and therefore, received lesser or no payments.

      The $738,000 facility related release in the second quarter of 1999 broke down as follows:

           Billerica related......   $ (502,000)
           Cincinnati related.....     (272,000)
           Lisle related..........       36,000
                                     ----------
           Total..................   $ (738,000)
                                     ==========

      The Billerica related release resulted from the change in sublease assumptions discussed above. The Cincinnati related release resulted from the favorable settlement discussed above. The Lisle related negative amount was due to the fact that a settlement agreement had been negotiated (but not concluded) and it exceeded the remaining accrual.

      The combination of the 1999 second quarter accrual of $517,000 and the 1999 second quarter release of $813,000 resulted in a net favorable impact of $296,000 to the results of operations for the three months ended June 30, 1999.

      The amounts accrued to and released from and payments and adjustments made against the restructure accrual during the second quarter of 1999 along with the composition of the remaining balance at June 30, 1999 were as follows:

                                                                              Q2 1999
                                                           Balance           Payments/       Q2 1999     Q2 1999       Balance
                                                       March 31, 1999   Reclassifications    Accrual     Release    June 30, 1999
                                                       --------------   -----------------    -------     -------    -------------
                                                                                         (in thousands)
Provisions for severance and benefit payments to
    terminated employees ...........................       $  615             $ (425)        $   --       $  (75)       $  115
Provision related to closure of facilities and
    reduction of occupied space ....................        1,783                105            517         (738)        1,667
                                                           ------             ------         ------       ------        ------

Total ..............................................       $2,398             $ (320)        $  517       $ (813)       $1,782
                                                           ======             ======         ======       ======        ======

      In August 1999, the Company executed a lease termination agreement for its Lisle, Illinois facility. Under the agreement, the Company paid $100,000 and relinquished its $16,000 security deposit. These amounts were charged against the accrued restructuring liability during the third quarter of 1999.

      During the third quarter of 1999, the Company developed a workable plan to relocate its headquarters from Billerica to its existing facility in Westborough, Massachusetts. The plan, along with its degraded financial condition, enabled the Company to negotiate a favorable settlement of its Billerica lease. In September 1999, the Company entered into a settlement agreement with BCIA New England Holdings LLC. Under the settlement, the Company agreed to pay $200,000 in cash, relinquish its $300,000 security deposit, issue 500,000 shares of common stock and provide $71,000 of furniture and equipment. All of these items were charged against the accrued restructuring liability during the third quarter of 1999. The Company also charged the liability for a $734,000 write-off of leasehold improvements and other fixed assets directly tied to its Billerica facility. The favorable Billerica settlement resulted in a release from the restructuring accrual of $392,000.

      The third quarter payments and reclassifications also include a $110,000 payment for the settlement of two telephone leases and the elimination of the associated $270,000 capital lease liability, and a $149,000 adjustment to reclassify the remaining rent levelization accrual for the Billerica facility from other accrued expenses into the restructure accrual.

      The total facilities related restructuring payments/reclassifications for the third quarter of 1999 broke down as follows:

       Lisle settlement ...........................................   $(116,000)
       Billerica cash payment .....................................    (200,000)
       Billerica security deposit .................................    (300,000)
       Billerica stock  issued (valued at 90% of closing price) ...     (89,000)
       Rent levelization reclassification .........................     149,000
       All other net payments .....................................     (30,000)
                                                                      ---------
       Total ......................................................   $(586,000)
                                                                      =========

      The total payments/reclassifications related to write-off of fixed assets, leasehold improvements, and telephone lease related items for the third quarter of 1999 broke down as follows:

                 Billerica furniture provided ................   $ (71,000)
                 Leasehold and other fixed asset write-off ...    (734,000)
                 Telephone leases settlement payment .........    (110,000)
                 Elimination of telephone capital leases .....     270,000
                                                                 ---------
                 Total .......................................   $(645,000)
                                                                 =========

      The $436,000 facility related release in the third quarter of 1999 broke down as follows:

                     Billerica related.......  $ (392,000)
                     Lisle related...........     (44,000)
                                               ----------
                     Total...................  $ (436,000)
                                               ==========

      The Lisle related release resulted from the settlement of the Lisle telephone system lease for less than the capitalized lease liability.

      In total, the Company recorded a net favorable impact of $450,000 associated with restructuring to the results of operations for the three months ended September 30, 1999.

      The amounts accrued to and released from and payments and adjustments made against the restructure accrual during the third quarter of 1999 along with the composition of the remaining balance at September 30, 1999 were as follows:

                                                                                 Q3 1999
                                                                Balance         Payments/          Q3 1999           Balance
                                                             June 30, 1999  Reclassifications      Release     September 30, 1999
                                                             -------------  -----------------      -------     ------------------
                                                                                       (in thousands)
Provisions for severance and benefit payments
    to terminated employees ..........................          $   115          $  (101)          $   (14)          $    --
Provision related to closure of facilities and
    reduction of occupied space ......................            1,667             (586)             (436)              645
Write-off of fixed assets, leasehold improvements,
and telephone lease related items ....................               --             (645)               --              (645)
                                                                -------          -------           -------           -------

Total ................................................          $ 1,782          $(1,332)          $  (450)          $    --
                                                                =======          =======           =======           =======

Year Ended 1998

      In March 1998, the Company announced its intention for a strategic restructuring to refocus the Company's investments and to reduce its operating expenses. The Company effected this restructuring, which was finalized in the second quarter of 1998, and recorded a total charge of $1,439,000. The charge included severance-related payments of $947,000 associated with the termination of approximately 12% of the Company's employees in April 1998 (48 employees). At June 30, 1998, all 48 employees had been terminated with no further terminations remaining under the restructuring. In addition, $165,000 of the total restructuring charge related to support costs for a discontinued product. The final $327,000 of the restructuring charge related to the closure of two research and development and outsourcing centers (Westborough, Massachusetts, and Nashua, New Hampshire) consisting primarily of accrual of lease costs, net of estimated sublease income. Under its plan, the Company committed to vacate the majority of its Westborough facility effective June 1998. The $162,000 accrued for Westborough was computed as 100% of the lease-related payments for the period from June 1998 through the expiration of the lease for only that portion of the facility which was vacated. The Company estimated that it would be unable to sublease the space prior to the expiration of lease in December 1998, primarily due to the short period of time for which the space would be available to potential sublessees. The lease did expire in December 1998 and was not renewed. The assumption underlying the $165,000 charge recorded for the Nashua facility was that it would remain unoccupied for nine months and that it would be subleased thereafter at a 20% discount from the lease-related payments due under the Company's lease. Payments related to terminated employees were completed in June 1998 for 45 employees and were completed by September 1999 for the remaining 3 employees. Payments related to the closure and reduction of facilities were originally expected to be complete by April 2003. However, payments ended as of December 31, 1998, upon the execution of a settlement agreement with the Company's Nashua landlord. The restructuring resulted in a reduction of approximately $950,000 in salary and related costs and $90,000 in facility-related costs on a quarterly basis beginning in second quarter of 1998.

      In September 1998, the Company announced its intention to restructure and recorded a total restructuring charge of $3,372,000. The charge included $1,909,000 for severance-related payments associated with the termination of approximately 33% of the Company's employees at that time (89 employees). At September 30, 1998, all 89 employees had been terminated with no further terminations remaining under the restructuring. The charge also included $1,463,000 related to the closure of two research and development centers (Cincinnati, Ohio and Lisle, Illinois) and a 30,000 square foot reduction of occupied space at the Company's headquarters facility in Billerica, MA. The accrual consisted primarily of estimated lease costs, net of estimated sublease income. The $837,000 charge associated with Billerica, assumed that the vacated space would remain empty for nine months and would be subsequently subleased thereafter at a 20% discount from the lease-related payments due under the Company's lease for the following four years. Thereafter, for the last 2 and one-half years of the lease, the Billerica sublease income was estimated to equal the amounts due under the Company's lease. The assumption for the Cincinnati charge of $442,000 and the Lisle charge of $184,000 was that space would remain empty for six months and would be subsequently subleased thereafter at a 20% discount from the lease-related payments due under the Company's lease until lease termination. Payments related to terminated employees were completed by December 1998 for 82 employees and were completed by September 1999 for the remaining 7 employees. Payments related to the closure of facilities and reduction of occupied space were originally expected to be completed by June 2003; however, payments ended as of September 30, 1999 upon the execution of a settlement agreement with the Company's Billerica landlord. The restructuring resulted in a reduction of approximately $1,900,000 in salary and related costs and $250,000 in lease-related costs on a quarterly basis beginning in the fourth quarter of 1998.

      In December 1998, the Company announced its intention to restructure and recorded a total restructuring charge of $1,316,000. The charge included $408,000 for severance-related payments associated with the termination of approximately 22% of the Company's employees (45 employees). At December 31, 1998, all 45 employees had been terminated with no further terminations remaining under the restructuring. In addition, $908,000 of the restructuring charge related to its Billerica headquarters facility including a further reduction (20,000 additional square feet) of occupied space and consisted primarily of accrual of lease costs, net of estimated sublease income generally consistent with previously assumptions. However, the assumption on the amount of time the total 50,000 square feet of vacated space would remain unoccupied was extended from June 30, 1999 until November 30, 1999 based on the progress of the marketing efforts to date. Payments related to the terminated employees were completed by December 31, 1998. Payments related to the reduction of occupied space were originally expected to be complete by June 2003; however, payments ended as of September 30, 1999 upon the execution of a settlement agreement with the Company's Billerica landlord. The restructuring resulted in a reduction of approximately $950,000 in salary and related costs and $70,000 in lease-related costs on a quarterly basis beginning in the first quarter of 1999. In December of 1998, through its marketing activity, the Company found a new tenant for its Nashua, New Hampshire facility and executed a settlement agreement with its landlord rather than entering into a sublease. The settlement resulted in a $58,000 release from the restructuring accrual.

      The amounts accrued to, charged against and other adjustments made to the restructuring accrual during the year ended December 31, 1998 and the composition of the remaining balance at December 31, 1998 were as follows:

                                                         Balance                                            Balance
                                                         December     1998         1998         Other     December 31,
                                                         31, 1997    Accrual      Charges    Adjustments     1998
                                                         -------      ------      -------       -----       ------
                                                                              (in thousands)
Provision for severance and benefit payments to
   Terminated employees ...........................      $    --      $3,264      $(2,558)      $(170)      $  536
Provisions related to closure of facilities and
   reduction of occupied space ....................           --       2,698         (503)        (51)       2,144
Support costs for discontinued product ............           --         165         (165)         --           --
                                                         -------      ------      -------       -----       ------
      Total .......................................      $    --      $6,127      $(3,226)      $(221)      $2,680
                                                         =======      ======      =======       =====       ======

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

8. PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:

                                                                               Estimated
                                                                                Useful
                                                                                 Lives
                                                                                (Years)             December 31,
                                                                                -------      ---------------------------
                                                                                                1999            1998
                                                                                             -----------     -----------

            Equipment.....................................................        3-7        $ 1,734,000     $ 4,765,000
            Furniture, fixtures and internal use software.................        5-7          1,040,000       1,936,000
            Leasehold improvements........................................        2-5             43,000         897,000
                                                                                             -----------     -----------
                                                                                               2,817,000       7,598,000
            Less: Accumulated depreciation and amortization...............                     2,115,000       3,750,000
                                                                                             -----------     -----------
                                                                                             $   702,000     $ 3,848,000
                                                                                             ===========     ===========

      Equipment under capital leases at December 31, 1999 and 1998 was $53,000 and $471,000 with related accumulated depreciation of $15,000 and $52,000, respectively. Amortization expense related to assets under capital leases was $69,000, $48,000 and $116,000 for the years ended December 31, 1999, 1998 and
1997, respectively. Depreciation expense on all fixed assets amounted to $1,166,000, $2,063,000 and $1,140,000 for the years ended December 31, 1999,
1998 and 1997, respectively.

9. INTANGIBLE AND OTHER ASSETS

      Intangible and other assets consist of the following:

                                                                        December 31,
                                                             ---------------------------------
                                                                  1999                1998
                                                             -------------        ------------
            Acquired technology.......................                  --        $    289,000
            Goodwill..................................                  --             235,000
            Other.....................................              55,000        $    435,000
                                                             -------------        ------------
                                                                    55,000             959,000
            Less: Accumulated amortization............                  --             449,000
                                                             -------------        ------------
                                                             $      55,000        $    510,000
                                                             =============        ============

      Amortization expense related to intangible assets was $276,000, $1,020,000 and $187,000 for the years ended December 31, 1999, 1998 and 1997, respectively. At December 31, 1999, the $55,000 of other assets consisted entirely of facility related security deposits.

      During the quarter ended September 30, 1998, the Company recorded an impairment charge totaling $4,294,000 which related to intangible assets. During the quarter ended September 30, 1999, the Company recorded an impairment charge totaling $63,000 which related to intangible assets for the remaining book value of its patented technology. (Note 5)

10. OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES

      Other accrued expenses and current liabilities consist of the following:

                                                           December 31,
                                                    --------------------------
                                                       1999            1998
                                                    ----------      ----------
            Sales and use tax accrual ..........       484,000         185,000
            Employee-related costs .............       223,000         548,000
            Professional costs .................       168,000         342,000
            Restructuring costs ................            --      $1,613,000
            Accrual for services rendered by
            American Financial Group ...........            --         432,000
            Rent levelization accrual ..........            --         357,000
            Miscellaneous accruals .............       253,000         937,000
                                                    ----------      ----------
                                                    $1,128,000      $4,414,000
                                                    ==========      ==========

      Miscellaneous accruals include items such as income taxes owed, third party commissions owed, property taxes owed, warranty costs exposure, and accruals for expenses where no invoices have been received.

11. REVOLVING LINE OF CREDIT AND TERM LOAN PAYABLE

      Borrowings outstanding under the Company's credit facilities are as follows:

                                                                                            December 31,
                                                                                        ---------------------
                                                                                          1999        1998
                                                                                        -------     ---------
            Term loan payable to bank in monthly principal installments of
               $24,000 with interest at prime plus 1% (8.75% at December 31,
               1998) through January 2000. Paid in full February 1999..............          --     $ 269,000
                                                                                                    ---------
                                                                                                      269,000
            Less--Current portion..................................................          --       269,000
                                                                                        -------     ---------
                                                                                        $    --     $      --
                                                                                        =======     =========

      In September 1996, the Company entered into a new revolving line of credit facility (the "Revolver") with a bank which bore interest at the bank's prime rate plus 0.5%. The maximum borrowings under the Revolver were $3,500,000 and were limited to 75% of certain receivables plus 50% of costs and estimated earnings in excess of billings as defined in the Revolver agreement. Borrowings were collateralized by all of the assets of the Company. Interest was payable monthly in arrears. The Revolver facility was not used and expired on June 30, 1998.

      In September 1996, the Company also entered into an equipment financing agreement (the "Equipment Line") with a bank to provide financing of up to $1,500,000 for the purchase of certain equipment as defined in the Equipment Line. Borrowings under the Equipment Line take a form of a term loan, the terms of which are shown above. There were no borrowings outstanding under the Equipment Line at December 31, 1999.

      Both of these agreements required the Company to comply with certain financial covenants and were secured by all of the assets of the Company. The bank notified the Company in November 1998 that the Company was in default under its line of credit facility and equipment financing agreement and required that the Company provide cash collateral for the amount of equipment financing outstanding, as well as a $300,000 standby letter of credit issued by the bank on the Company's behalf. Accordingly, all borrowings outstanding at December 31, 1998 were classified as non-current. In addition, no amounts were available under this arrangement at December 31, 1998 and the bank has indicated that it will not renew or further extend the Company's revolving credit facility.

      At December 31, 1998, $269,000 and $300,000 of cash was pledged as collateral for all amounts outstanding under the equipment financing agreement and the standby letter of credit, respectively. Accordingly, these amounts have been classified as restricted cash on the accompanying consolidated balance sheet.

      Subsequent to December 31, 1998, amounts outstanding on the equipment financing agreement were paid in full and the standby letter of credit was drawn down by the lessor of a non-cancelable operating lease. The Company concluded an accounts receivable purchase agreement with a lender to permit borrowing against certain acceptable receivables at a rate of 80% of the face amount of such receivables up to a maximum of $4 million. In exchange for such agreement, the Company granted the lender a security interest in substantially all of its assets. There can be no assurance that the Company will be able to successfully borrow against such agreement, negotiate other borrowing arrangements or raise additional funds through bank borrowings and/or debt and/or equity financings.

12. RELATED PARTY TRANSACTIONS

      For the year ended December 31, 1997, the Company recorded revenue of $3,319,000 related to outsourcing and license agreements with a significant shareholder, Bull HN Information Systems Inc. ("Bull"). At December 31, 1997, $289,000 was included in accounts receivable from related parties with respect to this stockholder and $233,000 was included in costs and estimated earnings in excess of billings on uncompleted contracts with related parties. During 1998, Bull sold substantially all of its remaining interest in the Company.

      For the year ended December 31, 1998, the Company recorded revenue of $204,000 and $255,000, respectively, related to software services and licensing agreements with Great American Insurance Company ("GAI"), an affiliated company of a significant shareholder, APU (Note 3). At December 31, 1998, $42,000 was included in accounts receivable from related parties with respect to this customer.

      For the years ended December 31, 1998 and 1997, Persist recorded revenue of $872,000 and $1,183,000, respectively, related to outsourcing services to a corporation owning a majority of and 27% of the outstanding stock of Persist at December 31, 1998 and 1997, respectively (Note 7).

      For the year ended December 31, 1997, the Company recorded revenue of $2,640,000 related to software services and licensing to a customer. An employee and officer of the Company, hired in September 1996, was previously employed by the customer as an employee and officer until August 1996.

      For the year ended December 31, 1997, the Company recorded license and other services revenue of $2,828,000 from a customer. An employee and officer of the Company, hired in December 1996, was previously employed by the customer as an employee and officer until December 1996.

13.   INCOME TAXES

      The components of loss before income taxes are as follows:

                                                                                       Year Ended December 31,
                                                                            --------------------------------------------
                                                                                1999            1998            1997
                                                                            ------------    ------------    ------------
            Domestic ....................................................   $ (2,222,000)   $(26,393,000)   $(67,323,000)
            Foreign .....................................................       (359,000)       (255,000)         97,000
                                                                            ------------    ------------    ------------
                                                                            $ (2,581,000)   $(26,648,000)   $(67,226,000)
                                                                            ============    ============    ============

      The provision (benefit) for income taxes consists of the following:

                                                                                       Year Ended December 31,
                                                                            --------------------------------------------
                                                                                1999            1998            1997
                                                                            ------------    ------------    ------------
            Current:
                  Federal ...............................................   $               $               $    150,000
                  State .................................................                                         53,000
                  Foreign ...............................................          2,000          25,000          57,000
                                                                            ------------    ------------    ------------
                                                                                   2,000          25,000         260,000
                                                                            ------------    ------------    ------------
            Deferred:
                  Federal ...............................................       (513,000)     (9,546,000)    (18,538,000)
                  State .................................................         37,000      (1,902,000)     (3,356,000)
                                                                            ------------    ------------    ------------
                                                                                (476,000)    (11,448,000)    (21,894,000)
            Change in deferred tax asset valuation
               allowance ................................................        476,000      11,448,000      21,894,000
                                                                            ------------    ------------    ------------

                                                                            $      2,000    $     25,000    $    260,000
                                                                            ============    ============    ============

      No current federal or state income taxes were payable in the years ended December 31, 1999, 1998 or 1997 as a result of taxable losses incurred.

      The components of deferred tax assets and liabilities follow:

                                                                                                        December 31,
                                                                                              -------------------------------
                                                                                                  1999               1998
                                                                                              ------------       ------------
            Deferred tax assets:
                  Intangible asset amortization....................................           $         --       $ 23,347,000
                  Net operating loss carryforwards.................................             33,703,000          8,517,000
                  Tax credit carryforwards.........................................                778,000          1,301,000
                  Nondeductible accrued expenses and reserves......................                525,000          2,057,000
                  Other deferred tax assets........................................              1,106,000            676,000
                                                                                              ------------       ------------
            Gross deferred tax assets..............................................             36,112,000         35,898,000
                                                                                              ------------       ------------
            Deferred tax liabilities:

                                                                                                        December 31,
                                                                                              -------------------------------
                                                                                                  1999               1998
                                                                                              ------------       ------------
                  Estimated costs and earnings in excess of billings on
                    uncompleted contracts..........................................               (116,000)          (342,000)

                  Other deferred tax liabilities...................................                     --            (36,000)
                                                                                              ------------       ------------
                  Gross deferred tax liabilities...................................               (116,000)          (378,000)
                                                                                              ------------       ------------
            Net deferred tax (liabilities) assets..................................             35,996,000         35,520,000
            Deferred tax asset valuation allowance.................................            (35,996,000)       (35,520,000)
                                                                                              ------------       ------------
                                                                                              $         --       $         --
                                                                                              ============       ============

      At December 31, 1999 and 1998, the Company has provided a valuation allowance for the full amount of its net deferred tax assets since, based on the weight of available evidence, management has concluded that it is more likely than not (defined as a likelihood of slightly more than 50%) that these future benefits will not be realized. If the Company achieves profitability, these net deferred tax assets may be available to offset future income tax liabilities and expense.

      A reconciliation between the amount of reported income tax provision (benefit) and the amount determined by applying the U.S. federal statutory rate to the loss before income taxes and minority interest in majority-owned subsidiary follows:

                                                               Year Ended December 31,
                                                       -----------------------------------------
                                                          1999          1998            1997
                                                       ---------    ------------    ------------
            Loss at statutory rate .................   $(903,000)   $ (9,327,000)   $(23,529,000)
            Tax credit carryforwards ...............          --        (655,000)       (237,000)
            Permanent differences and other, net ...     571,500         191,000       5,355,000
            State tax benefit, net of federal effect    (142,500)     (1,632,000)     (3,223,000)
            Change in deferred tax asset valuation
               Allowance ...........................     476,000      11,448,000      21,894,000
                                                       ---------    ------------    ------------
                                                       $   2,000    $     25,000    $    260,000
                                                       =========    ============    ============

      At December 31, 1999, the Company had available net operating loss carryforwards of approximately $81.7 million and $82.6 million for federal and state income tax reporting purposes, respectively. At December 31, 1999, the Company had research and development credit carryforwards of $543,000 and $235,000 available to offset future federal and state income tax, respectively. These carryforwards and credits will expire at various times during the period 2001 through 2019 if not utilized.

      In accordance with certain provisions of the Internal Revenue Code, a change in ownership of greater than 50% within a three-year period places an annual limitation on the Company's ability to utilize its existing net operating loss and research and development tax credit carryforwards. As a result of the $4 million investment by Rocket Software, Inc. on March 27, 2000, the limitation was triggered.

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

15. STOCK PLANS

   1992 Long-Term Incentive Plan and 1997 Stock Incentive Plan

      In January 1992, the Board of Directors established the Long-Term Incentive Plan (the "1992 Incentive Plan"). In May 1997, the Board of Directors established the 1997 Stock Incentive Plan (the "1997 Incentive Plan") which replaced the 1992 Incentive Plan. The 1992 Incentive Plan and the 1997 Incentive Plan allow for the grant of awards in the form of incentive and nonqualified stock options, restricted stock awards and other stock-based awards, including the grant of shares based upon certain conditions, the grant of securities convertible into common stock and the grant of stock appreciation rights (collectively, the "Awards") to officers, employees, directors, consultants and advisors of the Company. At December 31, 1999, 3,950,000 shares of common stock were authorized under the 1997 Incentive Plan, and no further grants may be made under the 1992 Incentive Plan. Incentive stock options are granted at an exercise price equal to the fair market value of the Company's common stock at the grant date (or no less than 110% of the fair market value in the case of optionees holding more than 10% of the voting stock of the Company) and expire 10 years from the date of grant or upon termination of employment. Non-qualified stock options are granted at an exercise price determined by the Board of Directors and expire 10 years from the date of grant. Both the incentive and non-qualified stock options are exercisable at various dates as determined by the Board of Directors. Through December 31, 1999, no awards other than incentive stock options and non-qualified stock options were issued under the 1992 Incentive and 1997 Incentive Plans.

   1997 Director Stock Option Plan

      The Company's 1997 Director Stock Option Plan (the "Director Plan") was adopted by the Board of Directors and approved by the stockholders of the Company in May 1997. Under the terms of the Director Plan, directors of the Company who are not employees of the Company or any subsidiary of the Company are eligible to receive nonstatutory options to purchase shares of Common Stock. A total of 200,000 shares of Common Stock were initially available for issuance upon exercise of options granted under the Director Plan. On March 24, 2000, the Board of Directors amended the Director Plan to increase the number of shares available for issuance thereunder to 600,000. The Director Plan was also amended to provide (i) that commencing in 2001, options to purchase 25,000 shares on the last trading day in April will be granted to each director serving on the Board of Directors on such date who has been a director for the preceding year, (ii) for an initial grant of options to purchase 25,000 shares to each new non-employee director elected after April 1, 2000, and (iii) for a grant of options to purchase 50,000 shares on first trading day in April 2000 for each director serving on the Board of Directors on such date who has served as a director since January 1, 2000.

   Summary of Activity Under Stock Option Plans

      At December 31, 1999, there were 1,633,680 options available for future grant under the 1997 Incentive Plan and the Director Plan.

      The following table summarizes stock option activity during the years ended December 31, 1999, 1998 and 1997:

                                                                             Year Ended December 31,
                                               -------------------------------------------------------------------------------------
                                                          1999                         1998                          1997
                                               ------------------------      ------------------------      -------------------------
                                                               Weighted                      Weighted                      Weighted
                                                               --------                      --------                       --------
                                                                Average                       Average                       Average
                                                               --------                      --------                       --------
                                                               Exercise                      Exercise                      Exercise
                                                               --------                      --------                       --------
                                                  Shares         Price          Shares         Price        Shares           Price
                                               -----------     --------      -----------     --------      ---------        --------
Outstanding at beginning of year.........        4,331,572     $ 4.0008        4,160,967     $ 5.9797      2,944,930        $ 1.8814

                                                                             Year Ended December 31,
                                               -------------------------------------------------------------------------------------
                                                          1999                         1998                          1997
                                               ------------------------      ------------------------      -------------------------
                                                               Weighted                      Weighted                      Weighted
                                                               --------                      --------                       --------
                                                                Average                       Average                       Average
                                                               --------                      --------                       --------
                                                               Exercise                      Exercise                      Exercise
                                                               --------                      --------                       --------
                                                  Shares         Price          Shares         Price        Shares           Price
                                               -----------     --------      -----------     --------      ---------        --------
Granted..................................        1,823,500       0.2026        3,166,340       3.9877      1,513,350         12.9703
Exercised................................          (1,000)       0.0004         (883,185)      1.1507       (217,783)         0.3360
Forfeited................................      (3,312,236)       4.2350       (2,112,550)      9.0704        (79,530)         2.7027
                                               -----------                    ----------                   ---------
Outstanding at end of year...............        2,841,836       1.2921        4,331,572       4.0008       4,160,967         5.9797
                                               ===========                    ==========                   =========
Options exercisable at end of year.......        1,475,706       1.4128        1,254,326       2.7785       1,454,261         1.3299
                                               -----------                    ==========                   =========

      The following summarizes information regarding stock options outstanding and exercisable at December 31, 1999:

                                                                     Options Outstanding                  Options Exercisable
                                                           --------------------------------------     --------------------------
                                                                          Weighted
                                                                          --------
                                                                           Average       Weighted                       Weighted
                                                                           -------       --------                       --------
                                                                          Remaining       Average                       Average
                                                                          ---------       -------                       -------
                                                             Number      Contractual     Exercise        Number         Exercise
                                                           -----------  -------------    --------      -----------      --------
Range of Exercise Prices                                   Outstanding  Life (years)       Price       Outstanding      Price
------------------------                                   -----------  -------------    --------      -----------      --------
$  0.010--$  0.100..............................               154,375           3.2      $  0.10          154,375       $  0.10
$  0.101--$  0.250..............................             1,696,000           9.4      $  0.20          566,985       $  0.20
$  0.251--$  1.000..............................               508,125           7.9      $  0.87          508,125       $  0.87
$  1.001--$  2.000..............................                17,000           5.1      $  1.60           17,000       $  1.60
$  2.001--$  5.000..............................               292,116           7.7      $  3.00          143,541       $  2.88
$  5.001--$10.000..............................                 98,720           7.4      $  7.95           37,930       $  8.66
$10.001--$15.000..............................                  20,000           7.5      $ 13.00           10,000       $ 13.00
$15.001--$20.000..............................                  55,500           5.6      $ 16.59           37,750       $ 16.22
                                                             ---------           ---      -------        ---------       -------
                                                             2,841,836           8.5      $  1.29        1,475,706       $  1.41
                                                             =========                                   =========

      No compensation expense was recorded under APB No. 25 during the years ended December 31, 1999, 1998 and 1997. Had compensation cost been determined based upon the fair value of options at their grant dates as prescribed in SFAS No. 123, the Company's net loss and basic and diluted net loss per share would have been as follows:

                                                                                  Year Ended December 31,
                                                                      -------------------------------------------------
                                                                         1999               1998               1997
                                                                      -----------       ------------       ------------
            Net loss:
                  As reported.............................            $(2,583,000)      $(26,673,000)      $(67,490,000)
                  Pro forma...............................            $(7,671,000)       (36,204,000)       (69,668,000)
            Basic and diluted net loss per share:
                  As reported.............................            $     (0.15)      $      (1.65)      $      (7.03)
                  Pro forma...............................            $     (0.46)             (2.24)             (7.25)

      Because the determination of the fair value of all options granted after May 14, 1997, the date the Company filed its initial registration statement on Form S-1 in connection with its initial public offering of common stock, includes an expected volatility factor, additional option grants could be made subsequent to December 31, 1999 and options vest over several years, the above pro forma effects may not be indicative of pro forma effects in future years.

      The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                                 Year Ended December 31,
                                                                            --------------------------------
                                                                              1999        1998        1997
                                                                            --------    --------    --------
            Expected life (years) .......................................          2           5           5
            Risk-free interest rate .....................................       5.43%       5.02%       6.05%
            Dividend yield ..............................................          0%          0%          0%
            Fair value of option grants--exercise price equal to the fair
               value of the related stock ...............................   $   0.17    $   2.90    $   7.79

      The Company assumed an expected volatility factor of 198% and 90% for all option grants made during 1999 and 1998, respectively. On May 14, 1997, the Company filed its initial registration statement on Form S-1. Accordingly, the Company assumed an expected volatility factor of 70% for all option grants made from this date through December 31, 1997.

   1997 Employee Stock Purchase Plan

      In May 1997, the Board of Directors adopted the 1997 Employee Stock Purchase Plan (the "Purchase Plan"). As amended, the Purchase Plan provides for the issuance of up to 300,000 shares of the Company's common stock to participating employees. All employees of the Company whose customary employment is more than 20 hours per week and who own no more than 5% of the total combined voting power or value of the stock of the Company are eligible to participate in the Purchase Plan. Under the terms of the Purchase Plan, the option price is an amount equal to 85% of the average market price per share of the common stock on either the first day or the last day of the offering period, whichever is lower. As amended, the Purchase Plan provides for four consecutive six-month offering periods beginning with the six-month period extending from October 1, 1997 through March 31, 1998. A total of 50,000 and 50,000 shares were sold on April 1, 1998 and October 1, 1998, respectively, under the Purchase Plan. No awards were made under the Purchase Plan in 1997. The Board of Directors terminated the Purchase Plan on April 1, 1999.

16. DEFINED CONTRIBUTION PLAN

      The Company maintains a defined contribution plan under Section 401(k) of the Internal Revenue Code covering substantially all employees. Under the plan, employees may contribute the lower of up to 20% of their salaries or a dollar amount prescribed by the Internal Revenue Code. The Board of Directors may elect to make a discretionary contribution to the plan. For the years ended December 31, 1999, 1998 and 1997, the Company contributed $89,000, $251,000 and $213,000 respectively, to the Plan.

17. SEGMENT, GEOGRAPHIC, AND PRODUCT INFORMATION

      The Company operates in one reportable segment due to its centralized structure and single industry segment: software maintenance, tools and services. The Company currently derives its revenue from software maintenance outsourcing services, software and methodology licensing and other services (including direct delivery of year 2000 renovation services and renovation quality evaluation ("RQE")) sold directly to end users or indirectly via value added integrators. Information by geographic area at December 31, 1999, 1998 and 1997 and for the years then ended, is summarized below (in thousands):

                                                                                                                        Long-
                                                                                                                        -----
                                                                                                                        Lived
                                                                                                                        -----
                         Outsourcing Services               License Revenue            Other Services Revenue           Assets
                         --------------------               ---------------            ----------------------           ------
                    Unaffiliated      Affiliated    Unaffiliated      Affiliated    Unaffiliated     Affiliated
                    ------------      ----------    ------------      ----------    ------------     ----------
1999
United States ...         $5,923         $    --         $ 2,087         $    --         $ 3,188         $   --         $  668
Foreign .........             --              --              --              --              --             --             34
                          ------         -------         -------         -------         -------         ------         ------
                          $5,923         $    --         $ 2,087         $    --         $ 3,188         $   --         $  702
                          ======         =======         =======         =======         =======         ======         ======
1998
United States ...         $8,802         $    --         $ 9,189         $   255         $11,850         $  204         $4,027
Foreign .........            251             872              --              --             109             --            211
                          ------         -------         -------         -------         -------         ------         ------
                          $9,053         $   872         $ 9,189         $   255         $11,959         $  204         $4,238
                          ======         =======         =======         =======         =======         ======         ======
1997
United States ...         $6,644         $ 3,295         $21,149         $    --         $ 6,773         $   --         $9,468
Foreign .........            325           1,183             106              --             234             --            118
                          ------         -------         -------         -------         -------         ------         ------
                          $6,969         $ 4,478         $21,255         $    --         $ 7,007         $   --         $9,586
                          ======         =======         =======         =======         =======         ======         ======

      The geographic classification of revenue is determined based on the country in which the legal entity providing the services is located. Revenue from no single foreign country was greater than 10% of the consolidated revenues of the Company in 1999, 1998 or 1997.

Significant Customers

      For the year ended December 31, 1999, Bull and Compaq represented 22% and 12%, respectively, of the Company's total revenue. Revenue from two customers, AT&T and Bull, accounted for 12% and 10%, respectively, of the Company's total revenue for the year ended December 31, 1998. For the year ended December 31, 1997, no single customer accounted for more than 10% of the Company's total revenue. At December 31, 1999, the Company had accounts receivable from Bull of $236,000 for billed accounts receivable, $59,000 for costs and estimated earnings in excess of billings on uncompleted contracts and $116,000 for unbilled revenue. At December 31, 1999, the Company had no amounts receivable from Compaq. At December 31, 1998, the Company had amounts receivable from Bull of $164,000 for billed accounts receivable, $114,000 for costs and estimated earnings in excess of billings on uncompleted contracts and $77,000 for unbilled revenue.

18. COMMITMENTS

      The Company leases its operating facilities and certain equipment under non-cancelable operating and capital lease agreements. Rent expense for the years ended December 31, 1999, 1998 and 1997 was $850,000, $2,244,000 and
$1,101,000, respectively. Future minimum lease payments under non-cancelable leases as of December 31, 1999 are as follows:

                                                  Operating      Capital
                                                  ---------      -------
      Year Ending December 31,:                      Leases      Leases
      -------------------------                     -------   ---------
      2000 ......................................   270,000      13,000
      2001 ......................................   270,000      13,000
      2002 ......................................        --      12,000
      2003 ......................................        --          --
      Thereafter ................................        --          --
                                                    -------   ---------
                                                    540,000      38,000
      Less--Amount representing interest ........        --       1,000
                                                    -------   ---------
      Present value of minimum lease payments ...   540,000      37,000
                                                    =======   =========


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

      On January 8, 1999, the plaintiffs filed a Consolidated Amended Complaint applicable to all previously filed actions. The Consolidated Amended Complaint alleged a class period of October 22, 1997 through October 26, 1998 and principally claimed that the Company and three of its former officers violated federal securities law by purportedly making false and misleading statements (or omitting material information) concerning the MDI acquisition and the Company's revenue during the proposed class period, thereby allegedly causing the value of the Company's common stock to be artificially inflated. Previously stated claims against the Company and its underwriters alleging violations of the federal securities laws as a result of purportedly inadequate or incorrect disclosure in connection with the Company's initial public offering were not included in the Consolidated Amended Complaint. The Company and the individual defendants filed motions to dismiss the Consolidated Amended Complaint on March 5, 1999. Oral arguments on the motions were held on April 21, 1999 and the Court granted the Company's and the individual defendants' motions to dismiss the Consolidated Amended Complaint pursuant to an order dated June 1, 1999. The plaintiffs appealed the Court's order of dismissal. The Company contested the appeal and supported the Court's order of dismissal. In December, 1999, the parties agreed to settle the lawsuit. The Company received final approval on February 28, 2000 from the Court of the settlement of the action. The $2.8 million settlement became effective and the appeal period expired on March 29, 2000. The settlement was funded entirely by the Company's directors and officers liability insurer and the Company and the individual defendants received a full release and dismissal of all claims brought by the class during the class period.

       On or about April 28, 1999, the Company filed a lawsuit in the United States District Court for the District of Massachusetts against Micah Technology Services, Inc. and Affiliated Computer Services, Inc. (collectively, "Micah"). The lawsuit principally alleges that Micah breached its contract with the Company by failing to pay for services performed by the Company under such contract. The lawsuit further alleges that since Micah was unjustly enriched by the services performed by the Company, the Company is entitled to recovery based on quantum meruit, and that Micah engaged in unfair and/or deceptive trade practices or acts in violation of Massachusetts General Laws ("M.G.L.") Chapter 93A by allowing the Company to perform services when Micah did not pay for such services. The lawsuit seeks unspecified damages on the breach of contract and quantum meruit claims and double or triple damages on the Chapter 93A claim. Micah has denied the Company's allegations and has filed a counterclaim against the Company principally alleging fraud, negligent misrepresentations, breach of contract and that the Company engaged in unfair and/or deceptive trade practices or acts in violation of M.G.L. Chapter 93A by its misrepresentations and breach of contract. The Company denied the allegations contained in Micah's counterclaim and intends to contest the counterclaim vigorously. The parties are in the initial discovery phase of the litigation. A non-binding mediation hearing was held on March 17, 2000 and no settlement was reached.

      In addition to the matters noted above, the Company is from time to time subject to legal proceedings and claims which arise in the normal course of its business. In the opinion of management, the amount of ultimate liability with respect to these other actions, currently known, will not have a material adverse effect on the Company's financial position or results of operations.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                   PART III.

Item 10. Directors and Executive Officers of the Registrant

Directors and Executive Officers

      For each member of the Board of Directors and each person serving as an executive officer of the Company, there follows information given by each concerning his principal occupation and business experience for the past five years, the names of other publicly held companies of which such person serves as a director and such person's age and length of service as a director of the Company.

      Dominic K. Chan, age 51, has served on the Board of Directors since July 1999. Dr. Chan also has served as a Director of the Company since its inception until April 1999 and as Chairman of the Board from December 1996 to April 1999. From November 1998 to April 1999, Dr. Chan served as the Company's President and Chief Executive Officer. From October 1997 to November 1998, he served as the Company's Chief Technology Officer. From December 1996 to October 1997, Dr. Chan served as the Company's Chief Executive Officer. He co-founded the Company in 1991 and served as its President from inception until December 1996. Prior to co-founding the Company, Dr. Chan held the position of Executive Vice President of Research and Development for Bull HN Information Systems Inc., a manufacturer of computer products.

      Axel Leblois, age 51, has served on the Board of Directors of the Company since February 1995. Since July 1997, he has served as President and Chief Executive Officer of ExecuTrain Corp., a computer training company, and since January 1996, Mr. Leblois has served as the Chairman of World Times Inc., a publishing company. From May 1991 to December 1995, he served as President and Chief Executive Officer of Bull HN Information Systems Inc. Mr. Leblois is a director of IDG Books, Inc., an online book publisher. Mr. Leblois is a member of the Audit Committee and Compensation Committee of the Board of Directors of the Company.

      Roland D. Pampel, age 65, has served on the Board of Directors of the Company since November 1995. Mr. Pampel is retired. From March 1994 to January 1997, Mr. Pampel held the positions of President, Chief Executive Officer and director of Microcom, Inc. ( "Microcom "), a manufacturer of computer equipment. From October 1991 to September 1993, prior to joining Microcom, Mr. Pampel was President and Chief Executive Officer of Nicolet Instrument Inc., a manufacturer of medical instruments. He currently serves on the Board of Directors of Infinium Software, Inc., a provider of client-server business software applications. Mr. Pampel is a member of the Audit Committee and Compensation Committee of the Board of Directors of the Company.

      Andrea C. Campbell, age 48, co-founded the Company and since May 1999 has served as its Vice President, Sales and Marketing. From June 1998 to May 1999, she has served as its Vice President, Outsourcing Research and Development. She served as the Company's Vice President, Outsourcing Operations from June 1996 to June 1998 and as Vice President, Consulting and Technology Transfer Services from September 1992 to June 1996. Ms. Campbell was previously employed as Human Resources Director at Bull HN Information Systems Inc., a manufacturer of computer products, from March 1990 to August 1992.

           Eugene J. DiDonato, age 43, joined the Company in June 1997 and since July 1997 has served as Vice President and General Counsel. Prior to joining the Company, Mr. DiDonato was Vice President and General Counsel of Cayenne Software, Inc. ("Cayenne") from November 1993 to June 1997, and General Counsel of Cayenne from August 1993 to November 1993. Mr. DiDonato was employed as a securities lawyer at Foley, Hoag & Eliot, a law firm in Boston, Massachusetts from April 1986 to July 1993.

           Ronald C. Garabedian, age 48, joined the Company in February 1999 and has served as its Treasurer since April 1999. From 1995 to 1998, Mr. Garabedian was the Treasurer and Controller of Japonica Partners, a private investment company. From 1980 to 1994, he held various positions at Bull HN Information Systems Inc., a manufacturer of computer products, where he most recently served as Controller of Public Sector Operations.

           John D. Giordano, age 43, has served as the Company's President and Chief Executive Officer since April 1999. He joined the Company in September 1998 as Vice President, Finance and Chief Financial Officer and still holds those offices. From March 1997 to December 1997, Mr. Giordano served on the Board of Directors of the Company. Prior to joining the Company and since 1978, Mr. Giordano held various positions at Bull HN Information Systems Inc., a manufacturer of computer products, where he most recently served as Vice President, Chief Financial Officer and Treasurer.

      Patrick J. Manning, age 56, joined the Company in September 1999 and has served as its Controller since March 2000. From 1996 to 1999, Mr. Manning was the Corporate Controller of KAO Infosystems Company, a software manufacturing and services company. From 1990 to 1995, he served as a Group Controller for certain North American operations for Logica, a United Kingdom based software company.

      For Johan Magnussen and Andrew Youniss, there follows information given by each concerning his principal occupation and business experience for the past five years, the names of any publicly held companies of which such person serves as a director and such person's age. It is expected that Messrs. Magnussen and Youniss will join the Board of Directors of the Company pursuant to the terms of Common Stock Purchase Agreement dated March 27, 2000.

      Johan Magnussen, age 41, is the Chief Operating Officer and a member of the Board of Directors of Rocket Software, Inc. ("Rocket"), a privately held software company, and has served in those capacities since 1990. Mr. Magnusson is also a general partner of The Fallen Angel Equity Fund, a hedge fund specializing in public software company turnaround situations.

      Andrew Youniss, age 38, is the President and Chief Executive Officer and a member of the Board of Directors of Rocket and has served in that capacity since 1990. He is also a member of the Board of Directors of Rocket and prior to founding Rocket, he was the Development Manager for DB View, Inc., a software company specializing in DB2 database utilities.

Section 16(a) Beneficial Ownership Reporting Compliance

       Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, executive officers and holders of more than 10% of the Company's Common Stock ("Reporting Persons") to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Based solely on its review of copies of reports filed by Reporting Persons with the Securities and Exchange Commission or written representations from certain Reporting Persons that no Form 5 filing was required for such person, the Company believes that, during 1999 all filings required to be made by its Reporting Persons were timely made in accordance with the requirements of the Exchange Act.

Item 11. Executive Compensation

      Director Compensation

       All directors are reimbursed for expenses incurred in connection with their attendance at Board of Directors and committee meetings.

       The Company's 1997 Director Stock Option Plan (the "Director Plan") was adopted by the Board of Directors and approved by the stockholders of the Company in May 1997. Under the terms of the Director Plan, directors of the Company who are not employees of the Company or any subsidiary of the Company are eligible to receive nonstatutory options to purchase shares of Common Stock. A total of 200,000 shares of Common Stock were initially available for issuance upon exercise of options granted under the Director Plan. On March 24, 2000, the Board of Directors amended the Director Plan to increase the number of shares available for issuance thereunder to 600,000. The Director Plan was also amended to provide (i) that commencing in 2001, options to purchase 25,000 shares on the last trading day in April will be granted to each director serving on the Board of Directors on such date who has been a director for the preceding year,
(ii) for an initial grant of options to purchase 25,000 shares to each new non-employee director elected after April 1, 2000, and (iii) for a grant of options to purchase 50,000 shares on first trading day in April 2000 for each director serving on the Board of Directors on such date who has served as a director since January 1, 2000.

       On July 2, 1997, each of Messrs. Leblois and Pampel received an option to purchase 15,000 shares of the Company's Common Stock at an exercise price of $16.00 per share. On June 10, 1998, each of Messrs. Leblois and Pampel received an option to purchase 3,000 share of the Company's Common Stock at an exercise price of $4.19 per share. The exercise price per share of such options will be the closing price of a share of Common Stock on the date of the grant. On
July 1, 1999, Mr. Chan received an option to purchase 15,000 shares of the Company's Common Stock at an exercise price of $0.17 per share. All options granted under the Director Plan vest at a rate of one-third of the shares per year over a period of three years from the date of grant so long as the optionee remains a director of the Company.

Executive Compensation

       The following table sets forth the total compensation paid or accrued for the three years ended December 31, 1999 for the two individuals who served as the Company's Chief Executive Officer during 1999 and the Company's three other most highly compensated executive officers in 1999 (such Chief Executive Officers and such other executive officers are hereinafter referred to as the "Named Executive Officers"):

                           Summary Compensation Table

                                                                                             Long-term
                                                                                             ---------
                                                                                            Compensation
                                                                Annual Compensation(1)         Awards
                                                                ----------------------         ------

                                                                                             Securities
                                                                                             ----------
                                                                                             Underlying        All Other
                                                                                             ----------        ---------
         Name and Principal Position(2)               Year        Salary      Bonus(3)        Options(4)     Compensation(5)
         ------------------------------               ----        ------     ---------       -----------     ---------------
     Dominic K. Chan (6) .....................        1999     $  65,154            --          15,000         $     323
        Chairman of the Board, President,             1998       277,000            --              --             1,072
        and Chief Executive Officer                   1997       241,577     $  35,000              --             1,736
     John D. Giordano (6) ....................        1999       195,000       250,000         300,000                --
        President, Chief Executive Officer            1998        56,250       125,000         220,000                --
         and Chief Financial Officer
     Eugene J. DiDonato ......................        1999       160,000        64,000         150,000             1,083
        Vice President and General Counsel            1998       156,423            --         144,000             2,137
                                                      1997        75,750        15,000          20,000                --
     Andrea C. Campbell ......................        1999       166,000            --         150,000             2,423
        Vice President, Sales & Marketing             1998       166,500            --         100,000             4,000
                                                      1997       147,676        35,000          50,000             1,841
     Ronald C. Garabedian ....................        1999       107,308        27,500         150,000               841
        Treasurer and Director of Finance




(1) Excludes perquisites and other personal benefits because the aggregate amount of such compensation was in all cases less than the lesser of $50,000 or 10% of the total of annual salary and bonus for the Named Executive Officer.
(2) Unless otherwise noted, lists principal position with the Company as of December 31, 1999.
(3) Amounts in this column represent bonuses earned under the Company's executive compensation, retention or other bonus programs during 1997, 1998 and 1999.
(4) Reflects the grant of options to purchase Common Stock. The Company has never granted stock appreciation rights.
(5)   Consists of the Company's matching contributions to the Company's 401(k)
      Plan.
(6) Mr. Chan became the President and Chief Executive Officer on November 5, 1998 and resigned as an officer and Director on April 1,1999. Mr. Chan was subsequently elected to the Board of Directors on July 1, 1999. Mr. Giordano was elected President and Chief Executive Officer on April 1, 1999.

      The following table sets forth certain information concerning grants of stock options to each of the Named Executive Officers during the year ended December 31, 1999:

Option Grants, Exercises and Year-End Values

                       Option Grants in Last Fiscal Year

                                                                              Individual Grants
                                           ----------------------------------------------------------------------------------------
                                                                                                                     Potential
                                                                                                                 Realizable Value
                                           Number of         Percent of                                             at Assumed
                                           Securities      Total Options                                          Annual Rates of
                                           Underlying        Granted to       Exercise of                           Stock Price
                                            Options         Employees in      Base Price     Expiration          Appreciation for
Name                                       Granted(1)       Fiscal Year      Per Share(2)       Date              Option Term(3)
----                                       ----------       -----------      ------------       ----              --------------

                                                                                                                5%             10%
                                                                                                             -------         ------
Dominic K. Chan...........                   15,000             0.82%          $0.1719        07/01/09       $ 1,622         $4,110
John D. Giordano..........                  300,000            16.45            0.2031        08/19/09        38,318         97,106
Eugene J. DiDonato......                    150,000             8.22            0.2031        08/19/09        19,159         48,553
Andrea C. Campbell......                    150,000             8.22            0.2031        08/19/09        19,159         48,553
Ronald C. Garabedian....                    150,000             8.22            0.2031        08/19/09        19,159         48,553

(1) With the exception of options granted to Mr. Chan, all options were granted pursuant to the 1997 Plan and, unless otherwise noted, grant a right to purchase shares of Common Stock. Mr. Chan's options vest in three equal annual installments beginning one year after the date of grant. All other options vest in three equal installments on each of December 31, 1999, March 31, 2000 and June 30, 2000.

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

      The following table sets forth certain information concerning stock options exercised during 1999 and stock options held by each of the Named Executive Officers on December 31, 1999:

   Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
                                     Values

                                     Shares                                Number of Shares
                                    Acquired                            Underlying Unexercised             Value of Unexercised
                                       On              Value               Options at Fiscal               In-the-Money Options
      Name                          Exercise        Realized(1)                Year-End                   at Fiscal Year-End(2)
      ----                                          -----------                --------                   ---------------------
                                                                       Exercisable/Unexercisable        Exercisable/Unexercisable
                                                                       -------------------------        -------------------------
Dominic K. Chan .............          0                 $ 0                     0 / 15,000                      $0 / $0
John D. Giordano ............          0                   0              230,000 / 290,000                       0 /  0
Eugene J. DiDonato ..........          0                   0              171,000 / 143,000                       0 /  0
Andrea C. Campbell ..........          0                   0              349,880 / 129,272                       0 /  0
Ronald C. Garabedian ........          0                   0               50,000 / 100,000                       0 /  0

(1) Value represents the difference between the exercise price and the fair market value of the Common Stock on the date of exercise, as determined by the Board of Directors of the Company.
(2) Value based on the closing sales price per share ($0.0781) of the Company's Common Stock on December 31, 1999, as reported on the Over the Counter Bulletin Board, less the exercise price.

Employment Agreements

       On March 15, 1996, the Company entered into a Non-Competition Agreement with Dominic K. Chan (the "Chan Agreement") which terminates on the first anniversary of the date on which Mr. Chan's employment with the Company terminates. The Chan Agreement provided for severance payments to Mr. Chan in quarterly installments over a one-year period following termination, in an aggregate amount not to exceed the amount paid to Mr. Chan by the Company in combined salary and bonus for the 12-month period immediately preceding the date of termination. The Company's obligation to pay such severance was conditional upon Mr. Chan's continued compliance with the terms of the Chan Agreement. The Chan Agreement prohibits Mr. Chan, during the term thereof, from engaging in any business activity that is directly or indirectly competitive in the United States with any of the products or services being developed or otherwise provided by the Company at the date of his termination. Mr. Chan terminated his employment with the Company on April 1, 1999. He was elected as a Director of the Company on July 1, 1999.

       On August 13, 1998, the Company entered into an employment agreement with John D. Giordano that was subsequently amended on September 9, 1999, October 5, 1998, April 9, 1999 and January 21, 2000 (the "Giordano Employment Agreement"). The term of the Giordano Employment Agreement expires on January 21, 2003 unless earlier terminated thereunder. The Giordano Employment Agreement (i) is terminable by either party without cause upon 30 days' prior notice, (ii) terminates upon a change of control of the Company, (iii) is terminable by either party pursuant to a breach of the Giordano Employment Agreement by the other party and failure to remedy the breach by such party upon 30 days' prior notice, (iv) is terminable immediately by the Company with cause (as defined), or (v) terminates upon the death or disability of the employee. The employment agreement provides for an annual base salary of $195,000 as well as bonus compensation to be determined in accordance with the Company's policies, with a minimum bonus of $25,000 for 1998. If Mr. Giordano's employment is terminated by the Company without cause (as defined) or terminates upon a change of control of the Company, he will be entitled to receive (i)a severance payment equal to his base compensation for one year, and (ii) benefits in accordance with the Company's then current policies until the earlier of the date of one year following the termination date or the date Mr. Giordano commences employment or consulting with a third party. The Giordano Employment Agreement also provides for the vesting of all of Mr. Giordano's unvested options and for the extension of the date to exercise those options for up to one year after termination of his employment if his employment is terminated by the Company without cause or terminates upon a change of control of the Company. The Giordano Employment Agreement contains a non-solicitation covenant and a non-competition covenant pursuant to which Mr. Giordano, during the term of his employment, is prohibited from engaging in any business activity that would compete directly or indirectly with products or services of the kind or type developed by the Company. The non-competition and non solicitation covenants extend for a one-year period after termination. The Giordano Employment Agreement provided for retention payments of $60,000, $40,000, $30,000 and $30,000 on December 1, 1998, January 1, 1999, February 1, 1999 and March 1, 1999, respectively, together with a payment of $280,000 minus the foregoing payments, if made, in the event of a change in control of the Company. The Giordano Employment Agreement provided for the payment of a retention bonus of $120,000 on September 30,1999. The foregoing retention bonus was in place of the change in control payment referenced above. The Giordano Employment Agreement provided for a retention payment of $70,000 on January 1, 2000. The Employment Agreement also provides for retention payments of $60,000 and $100,000 on April 1, 2000 and July 1, 2000, respectively, which payments are immediately payable upon the termination of Mr. Giordano's employment by the Company without cause or the merger, liquidation, consolidation, sale of substantially all of the assets, bankruptcy, reorganization or receivership of the Company.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

           Voting Securities and Principal Holders Hereof

      The following table sets forth certain information as of March 17, 2000 (unless otherwise specified) with respect to the beneficial ownership of shares of Common Stock by (i) each person or entity known to the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) the directors and director nominees of the Company, (iii) each Named Executive Officer and (iv) all directors and executive officers of the Company as a group.

                                                                  Number of Shares              Percentage of
                                                                     of Common Stock              Common Stock
Beneficial Owner                                                  Beneficially Owned(1)          Outstanding(2)
----------------                                                  ---------------------          --------------
Rocket Software, Inc.(3)                                                10,000,000                    36.7%
   One Innovation Drive
   Natick, MA 01760
American Premier Underwriters, Inc.(4)                                   2,367,620                     8.7%
   One East Fourth Street
   Cincinnati, OH 45202
Dominic K. Chan(5)                                                       2,108,363                     7.7%
   2 Gilboa Lane
   Nashua, NH 03060
Andrea C. Campbell(6)                                                      399,880                     1.4%
John D. Giordano(7)                                                        330,000                     1.2%
Eugene J. DiDonato(8)                                                      223,500                        *
Ronald C. Garabedian(9)                                                    100,000                        *
Roland D. Pampel(10)                                                        67,000                        *

                                                                  Number of Shares              Percentage of
                                                                     of Common Stock              Common Stock
Beneficial Owner                                                  Beneficially Owned(1)          Outstanding(2)
----------------                                                  ---------------------          --------------
Axel Leblois(11)                                                            31,500                        *
All executive officers and directors, as a group (8
persons) (12)                                                            3,280,243                    11.6%

*     Less than 1% of outstanding Common Stock.

(1) The number of shares beneficially owned by each stockholder is determined under rules promulgated by the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Share ownership is based upon information as of March 17, 2000 provided by EquiServe, the Company's transfer agent. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of March 17, 2000 through the exercise of any stock option, warrant or other right. The inclusion herein of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares.

(2) Number of shares of Common Stock deemed outstanding represents 17,239,971 shares issued and outstanding as of March 17, 2000, 10,000,000 shares issued to Rocket Software, Inc. ("Rocket") on March 27, 2000 plus any shares subject to options held by the referenced beneficial owner(s).

(3) Rocket acquired 10,000,000 shares of Common Stock on March 27, 2000 pursuant to a Common Stock Purchase Agreement dated as of March 27, 2000. Johan Magnussen, Andrew Youniss and Matthew Kelley beneficially own all of the outstanding capital stock of Rocket. Through their ownership of common stock of Rocket and their positions as directors and officers of Rocket, they may be deemed controlling persons with respect to Rocket.

(4) Includes 2,067,620 shares held by American Premier Underwriters, Inc. ("APU") and 300,000 shares held by American Financial Group ("AFG"). APU is an indirect wholly-owned subsidiary of AFG. Carl H. Lindner, Carl H. Lindner III, S. Craig Lindner and Keith E. Lindner (collectively, the "Lindner Family") beneficially own approximately 32% of the outstanding common stock of AFG at December 31,1999. Through their ownership of common stock of AFG and their positions as directors and officers of AFG and APU, the members of the Lindner Family may be deemed controlling persons with respect to AFG and APU.

(5) Represents 2,108,363 shares of Common Stock held jointly with his wife, Marsha C. Chan within 60 days of March 17, 2000.

(6) Includes 399,880 shares of Common Stock subject to outstanding stock options which are exercisable within 60 days of March 17, 2000.

(7) Includes 330,000 shares of Common Stock subject to outstanding stock options which are exercisable within 60 days of March 17, 2000.

(8) Includes 223,500 shares of Common Stock subject to outstanding stock options which are exercisable within 60 days of March 17, 2000.

(9) Includes 100,000 shares of Common Stock subject to outstanding stock options which are exercisable within 60 days of March 17, 2000.

(10) Includes 48,500 shares of Common Stock subject to outstanding stock options which are exercisable within 60 days of March 17, 2000. Also includes 1,200 shares of Common Stock held by four trusts of which Carol
      P. Pampel, Mr. Pampel's wife, is sole trustee, as to which shares Mr. Pampel disclaims beneficial ownership.

(11) Includes 23,500 shares of Common Stock subject to outstanding stock options which are exercisable within 60 days of March 17, 2000.

(12) Includes an aggregate of 1,145,380 shares of Common Stock subject to outstanding options which are exercisable within 60 days of March 17, 2000.

Item 13. Certain Relationships and Related Transactions

Certain Relationships and Related Transactions

      On March 27, 2000, Rocket, a privately held company, invested $4 million in the Company in exchange for 10,000,000 shares of Common Stock of the Company. The Company granted certain registration rights to Rocket with respect to such shares. Pursuant to the terms of Common Stock Purchase Agreement dated March 27, 2000, Rocket may nominate two persons to serve on the Company's Board of Directors and the Company will use its best efforts to elect such nominees and to fix the number of the members of the Board of Directors at not more than six.

      In June 1999, the Company reached a settlement agreement with American Financial Group, Inc. ("AFG") and its subsidiaries and affiliates including American Premier Underwriters, Inc. ("APU") for release from its real estate lease in Cincinnati, Ohio and certain other obligations. Under the settlement, the Company paid $200,000 in cash and issued 300,000 shares of Common Stock to AFG in exchange for the release of the Company's real estate lease in Cincinnati, Ohio and net claims for other services and disputes.

      Peter A. Espinosa, the Company's former Vice President of Worldwide Sales, issued an unsecured promissory note dated May 29,1998 in the amount of $150,000 payable to the Company. The note incurred interest at 6% per annum and was payable in two equal annual installments of $75,000 together with accrued interest. Pursuant to a separation agreement and release dated March 30, 1999 between Mr. Espinosa and the Company, Mr. Espinosa's employment with the Company was terminated and the Company forgave all principal and interest payments totaling $157,500 due under such note.

      For a description of certain employment and other arrangements between the Company and its executive officers and directors, see "Item 11- Executive Compensation, Employment Agreements."

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

                                    PART IV.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(A)(1) Financial Statements

      The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on Page 50 and incorporated herein by reference.

(2) Financial Statement Schedules

      Schedule II: Valuation and Qualifying Accounts All other Schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(3) Exhibits

      Documents listed immediately following the signature page to this Annual Report on Form 10-K, except for documents identified by footnotes, are being filed as exhibits herewith. Documents identified by footnotes are not being filed herewith and, pursuant to Rule 12b-32 of the General Rules and Regulations promulgated by the Commission under the Securities Exchange Act of 1934 (the "Act") reference is made to such documents as previously filed as exhibits filed with the Commission. The Company's file number under the Act is 000-22647.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       PERITUS SOFTWARE SERVICES, INC.


                                       By:         /s/ JOHN GIORDANO
                                           -------------------------------------
                                                     John Giordano
                                       President, Chief Executive Officer and
                                          Chief Financial Officer (Principal
                                                  Executive Officer)

                                                    March 30, 2000
                                                        (Date)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                       By:         /s/ JOHN GIORDANO
                                           -------------------------------------
                                                     John Giordano
                                       President, Chief Executive Officer and
                                          Chief Financial Officer (Principal
                                                  Financial Officer)

                                                    March 30, 2000
                                                        (Date)

                                       By:       /s/ PATRICK MANNING
                                           -------------------------------------
                                                    Patrick Manning,
                                            Corporate Controller, (Principal
                                                  Accounting Officer)

                                                    March 30, 2000
                                                        (Date)


                                       By:         /s/ AXEL LEBLOIS
                                           -------------------------------------
                                                     Axel Leblois,
                                                       Director

                                                    March 30, 2000
                                                        (Date)

                                       By:         /s/ ROLAND PAMPEL
                                           -------------------------------------
                                                     Roland Pampel,
                                                       Director

                                                    March 30, 2000
                                                        (Date)

                                       By:       /s/ DOMINIC K. CHAN
                                           -------------------------------------
                                                    Dominic K.Chan,
                                                       Director

                                                    March 30, 2000
                                                        (Date)

                                                                     SCHEDULE II

                         PERITUS SOFTWARE SERVICES, INC.

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                     Balance     Charged to    Charged                  Balance
                                                                    Beginning    Costs and     to Other                  End of
For The Year Ended                   Classification                  of Year      Expenses    Accounts    Deductions      Year
------------------                   ----------------                -------      --------    --------    ----------    --------
December 31, 1997...... Allowance for doubtful accounts               $   30      $     65      $   --      $   --       $  95
December 31, 1998...... Allowance for doubtful accounts               $   95      $  1,481      $ (850)     $   --       $ 726
December 31, 1999...... Allowance for doubtful accounts               $  726      $   (321)     $ (380)     $   --       $  25

                                                                     Balance     Charged to    Charged                  Balance
                                                                    Beginning    Costs and     to Other                  End of
For The Year Ended                   Classification                  of Year      Expenses    Accounts    Deductions      Year
------------------                   ----------------                -------      --------    --------    ----------    --------
December 31, 1997...... Net deferred tax assets valuation allowance  $  2,178      $    --    $ 21,894      $   --     $ 24,072
December 31, 1998...... Net deferred tax assets valuation allowance  $ 24,072      $    --    $ 11,448      $   --     $ 35,520
December 31, 1999...... Net deferred tax assets valuation allowance  $ 35,520      $    --    $    476      $   --     $ 35,996

  Exhibit
  No.                                         Description

   3.1(1)         Restated Articles of Organization of the Registrant.

   3.2(1)         Amended and Restated By-Laws of the Registrant.

   4(1)           Specimen Certificate for shares of Common Stock.

  *10.1(1)        Long-Term Incentive Plan (1992).

  *10.2(1)        1997 Stock Incentive Plan.

  *10.3(1)        1997 Director Stock Option Plan.

  *10.4(1)        1997 Employee Stock Purchase Plan.

   10.5(1) Common Stock Purchase Agreement dated May 29, 1992 between the Registrant and Bull HN Information Systems, Inc.

   10.6(1) Agreement of Amendment dated as of March 15, 1996 between the Registrant and Bull HN Information Systems, Inc.

   10.7(1) Registration Rights Agreement dated as of March 15, 1996, as amended, among the Registrant and the stockholders listed on the signature pages thereto.

  *10.8(1) Non-Competition Agreement dated as of March 15, 1996 between the Registrant and Dominic K. Chan.

   10.9(1) Master Software Services Agreement dated as of February 3, 1992 between the Registrant and Bull HN Information Systems, Inc.

   10.11(1) License Agreement dated as of July 29, 1996 between the Registrant and Bull HN Information Inc., as amended.

   10.12(1) Master License Agreement dated as of October 21, 1996, as amended, between the Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

   10.13(1) License and Alliance Agreement dated as of May 1, 1996, as amended, between the Registrant and CSC Consulting, Inc., as amended.

   10.14(1) Agreement and Plan of Merger among the Registrant, Vista Technologies Incorporated and its stockholders, dated January 29, 1996.

   10.15(2) Asset Purchase Agreement dated October 22, 1997 by and among the Registrant and Twoquay, Inc. and Millennium Dynamics, Inc. ("MDI") and American Premier Underwriters ("APU").

   10.16(2) Registration Rights Agreement dated December 1, 1997 by and among the Registrant and APU.

   10.17(3) License Agreement dated October 25, 1997 between MDI and Chiquita Brands International, Inc.

   10.18(3) License Agreement dated December 31, 1996 between MDI and Windsor Group.

   10.19(3)       License Agreement dated March 17, 1997 between MDI and
                  Provident Bank.

   10.20(3) License Agreement dated November 11, 1997 between MDI and Great American Insurance Company.

   10.21(4) Service Agreement dated as of November 18, 1997 by and between the Company and Great American Insurance Company.

  *10.22(5)       Employment Agreement dated August 13, 1998 between the Company and John Giordano.

   10.23(5) Share Purchase Agreement dated July 20, 1998 between the Company and Persist S.A.

  *10.24(6)       Addendum to Employment Agreement dated October 5, 1998 between the Company and John Giordano.

  *10.25(6)       Letter Agreement dated April 9, 1999 between the Company and
                  John Giordano.

   10.26(7) Settlement Agreement and Release dated July 29, 1999 by and among the Company, American Financial Group, Inc. ("AFG") and affiliates of AFG.

   10.27(8) Settlement Agreement dated September 15, 1999 by and between the Company and BCIA New England Holdings LLC.

   10.28(8) Agreement for Termination of Lease dated August 12, 1999 between the Company and The Prudential Insurance Company of America.

  *10.29(8)       Amended Employment Agreement between the Company and John
                  Giordano dated as of September 9, 1999.

  *10.30(8)       Addendum to Employment Agreement between the Company and John
                  Giordano dated as of September 9, 1999.

   10.31(8) Letter Agreement dated September 30, 1999 between the Company and Siemens Credit Corporation.

   10.32(8) Lease dated February 2, 1999, as amended, between the Company and OTR.

  *10.33 Addendum to Employment Agreement between the Company and John Giordano dated January 21, 2000.

  *10.34 Amended Employment Agreement between the Company and John Giordano dated January 21, 2000.

   10.35 Asset Purchase Agreement dated as of January 31,2000, as amended, by and among Peritus Software Services (India) Private Limited, LTP (India) Pvt. Ltd. and Lisle Technology Partners L.L.C.

   10.36 Accounts Receivable Purchase Agreement dated as of November 19, 1999 by and between the Company and Silicon Valley Bank.

   10.37 Intellectual Property Security Agreement dated as of November 19, 1999 by and between the Company and Silicon Valley Bank.

   10.38 Common Stock Purchase Agreement dated as of March 27, 2000 by and between the Company and Rocket Software, Inc.

   10.39 Registration Rights Agreement dated as of March 27, 2000 by and between the Company ahd Rocket Software, Inc.

   21             Subsidiaries of the Registrant.

   23             Consent of PricewaterhouseCoopers LLP.

   27             Financial Data Schedule for the year ended December 31, 1999.

----------

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

(2) Incorporated by reference to Registrant's Current Report on Form 8-K dated December 16, 1997.

(3) Incorporated by reference to Registrant's Annual Report on Form 10-K dated March 31, 1998.

(4) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q dated August 14, 1998.

(5) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q dated December 14, 1998.

(6) Incorporated by reference to Registrant's Annual Report on Form 10-K dated April 14, 1999.

(7) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q dated August 11, 1999.

(8) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q dated November 12, 1999.

 *Management Contract or compensatory plan or arrangement filed in response to
Item 14(a)(3) of the instructions to the Annual Report on Form 10-K.