Form 10-Q
period 2000-03-31
PERITUS SOFTWARE SERVICES INC
filed 2000-05-15
CIK 1011632

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 000-22647

PERITUS SOFTWARE SERVICES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Massachusetts	04-3126919
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

112 Turnpike Road, Suite 111, Westborough, Massachusetts	01581-2860
(Address of Principal Executive Offices)	(Zip Code)

(508) 870-0963
(Registrant's Telephone Number, Including Area Code)

Not Applicable
(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Title of Class	Shares outstanding at May 8, 2000
Common Stock, $.01 par value	27,319,903

PERITUS SOFTWARE SERVICES INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

     This Quarterly Report on Form 10-Q may contain forward looking statements which involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in such statements. Certain factors that could cause such a difference include, without limitation, the risks specifically described in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and other public documents filed by the Company with the Securities and Exchange Commission (the ''Commission''), which factors are incorporated herein by reference, the factors listed below in "Factors That May Affect Future Results" and other factors such as product or services demand and market acceptance risks, product development and services capacity, commercialization and technological difficulties, capacity and supply constraints or difficulties and the effect of general business or economic conditions. The Company's forward-looking statements do not reflect the impact of any future transactions or strategic alliances. From time to time, the Company may also provide oral or written forward-looking statements in other materials it releases to the public. The Company does not assume any obligation to update any of the forward-looking statements it makes.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PERITUS SOFTWARE SERVICES, INC.

CONSOLIDATED BALANCE SHEET

(In thousands, except share-related data)

ASSETS	March 31, 2000	December 31, 1999
	(unaudited)
Current assets:
Cash and cash equivalents	$6,866	$2,475
Accounts receivable, net of allowance for doubtful accounts of $25	306	532
Costs and estimated earnings in excess of billings on uncompleted contracts	190	281
Prepaid expenses and other current assets	176	248

Total current assets	7,538	3,536
Property and equipment, net	516	702
Intangible and other assets, net	42	55

	$8,096	$4,293

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of capital lease obligations	$13	$13
Accounts payable	47	11
Customer advances	296	296
Billings in excess of costs and estimated earnings on uncompleted contracts	197	253
Deferred revenue	127	195
Other accrued expenses and current liabilities	805	1,128

Total current liabilities	1,485	1,896
Capital lease obligations	21	25

Total liabilities	1,506	1,921

Stockholders' equity:
Common stock, $.01 par value; 50,000,000 shares authorized; 27,309,903 and 17,173,975 shares issued and outstanding at March 31, 2000 and December 31, 1999, respectively	273	172
Additional paid-in capital	113,206	105,279
Accumulated deficit	(106,881)	(103,071)
Accumulated other comprehensive loss	(8)	(8)

Total stockholders' equity	6,590	2,372

	$8,096	$4,293

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PERITUS SOFTWARE SERVICES, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share related data)

(unaudited)

	Three Months Ended March 31,
	2000	1999

Revenue:
Outsourcing services	809	$1,853
License	644	1,359
Other services	112	1,455

Total revenue	1,565	4,667

Cost of revenue:
Cost of outsourcing services	510	1,923
Cost of license	—	96
Cost of other services	70	1,028

Total cost of revenue	580	3,047

Gross profit	985	1,620

Operating expenses:
Sales and marketing	57	1,050
Research and development	325	470
General and administrative	472	1,776
Restructuring charge	—	291
Gain on sale of assets	(24)	—

Total operating expenses	830	3,587

Profit (Loss) from operations	155	(1,967)
Interest income, net	35	8
Cost of strategic investment	(4,000)	—

Net loss	$(3,810)	$(1,959)

Net loss per share:
Basic	$(0.19)	$(0.12)

Diluted	$(0.19)	$(0.12)

Weighted average shares outstanding:
Basic	19,708	16,345

Diluted	19,708	16,345

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PERITUS SOFTWARE SERVICES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2000	1999
Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities:
Net loss	$(3,810)	$(1,959)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	153	433
Gain on asset sale	(24)	—
Cost of strategic investment	4,000	—
Changes in assets and liabilities:
Accounts receivable	226	2,093
Costs and estimated earnings in excess of billings on uncompleted contracts	91	33
Prepaid expenses and other current assets	72	264
Other assets	13	(223)
Accounts payable	36	(105)
Customer advances	—	289
Billings in excess of costs and estimated earnings on uncompleted contracts	(56)	373
Deferred revenue	(68)	(779)
Other accrued expenses and current liabilities excluding accrued restructuring
	(323)	(200)
Accrued restructuring	—	(282)

Net cash provided by (used for) operating activities	310	(63)

Cash flows from investing activities:
Sale (purchase) of short-term investments	—	(607)
Proceeds from sale of property and equipment	57	64
Purchases of property and equipment	—	(34)

Net cash provided by (used for) investing activities	57	(577)

Cash flows from financing activities:
Restricted cash	—	569
Principal payments on long-term debt	—	(269)
Principal payments on capital lease obligations	(4)	(30)
Proceeds from exercise of stock options	28	—
Proceeds from issuance of common stock, net of issuance costs	4,000	—

Net cash provided by financing activities	4,024	270

Effects of exchange rates on cash and cash equivalents	—	(1)

Net increase (decrease) in cash and cash equivalents	4,391	(371)
Cash and cash equivalents, beginning of period	2,475	2,809

Cash and cash equivalents, end of period	$6,866	2,438

Supplemental disclosure of cash flows:
Cash paid for income taxes	$—	$5
Cash paid for interest	—	7

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PERITUS SOFTWARE SERVICES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Current Financial Condition

     The accompanying unaudited consolidated financial statements include the accounts of Peritus Software Services, Inc. and its subsidiaries (the ''Company'') and have been prepared by the Company without audit in accordance with the Company's accounting policies, as described in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission (''SEC''). In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, and consist only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1999 Annual Report on Form 10-K. The operating results for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year ending December 31, 2000.

     The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company experienced a net loss of $3,810,000 for the quarter ended March 31, 2000, and net losses of $2,583,000 and $26,673,000 in the years ended December 31, 1999 and 1998, respectively.

     On March 27, 2000, Rocket Software, Inc. ("Rocket"), a privately held company, invested $4,000,000 in the Company in exchange for 10,000,000 shares ($.40 per share) of restricted common stock (37% of outstanding stock after the investment). The Company granted Rocket certain registration rights with respect to the shares. The Company recorded a $4,000,000 non-cash charge related to the investment in the quarter ended March 31, 2000. The charge represented the difference between the quoted market price on the commitment date and the price paid by Rocket. Under certain sections of the Internal Revenue Code, a change in ownership of greater than 50% within a three-year period places an annual limitation on the Company's ability to utilize its existing net operating loss and research and development tax credit carry-forwards. The investment by Rocket triggered the limitation. Based on the Company's current forecasted cash expenditures, its cash on hand prior to the Rocket investment and the $4,000,000 invested by Rocket, the Company expects to have sufficient cash to finance its operations through the year 2000. The Company's future beyond the year 2000 is dependent upon its ability to achieve a break-even cash flow or raise additional financing. There can be no assurances that the Company will be able to do so.

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

      On or about April 28, 1999, the Company filed a lawsuit in the United States District Court for the District of Massachusetts against Micah Technology Services, Inc. and Affiliated Computer Services, Inc. (collectively, "Micah"). The lawsuit principally alleges that Micah breached its contract with the Company by failing to pay for services performed by the Company under such contract. The lawsuit further alleges that since Micah was unjustly enriched by the services performed by the Company, the Company is entitled to recovery based on quantum meruit, and that Micah engaged in unfair and/or deceptive trade practices or acts in violation of Massachusetts General Laws ("M.G.L.") Chapter 93A by allowing the Company to perform services when Micah did not pay for such services. The lawsuit seeks unspecified damages on the breach of contract and quantum meruit claims and double or triple damages on the Chapter 93A claim. Micah has denied the Company's allegations and has filed a counterclaim against the Company principally alleging fraud, negligent misrepresentations, breach of contract and that the Company engaged in unfair and/or deceptive trade practices or acts in violation of M.G.L. Chapter 93A by its misrepresentations and breach of contract. The Company denied the allegations contained in Micah's counterclaim and intends to contest the counterclaim vigorously. The parties are still in the initial discovery phase of the litigation. A non-binding mediation hearing was held on March 17, 2000 and no settlement was reached.

       On April 13, 2000, without admitting or denying any findings, the Company consented to the issuance of an administrative cease and desist Order with the Securities and Exchange Commission concerning its previously announced revenue restatements in the first and second quarters of 1998, the third quarter of 1997 and the year ended December 31, 1997. The Order requires the Company to cease and desist from committing future violations of the public company reporting, record keeping and internal control provisions of the Securities Exchange Act of 1934.

        In addition to the matters noted above, the Company is from time to time subject to legal proceedings and claims which arise in the normal course of its business. In the opinion of management, the amount of ultimate liability with respect to these other actions, currently known, will not have a material adverse effect on the Company's financial position or results of operations.

3. Comprehensive Income (Loss)

     Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.

     For the three months ended March 31, 2000 and 1999, the Company's comprehensive loss consisted of the following:

	Three Months Ended March 31,
	2000	1999
Net loss	$(3,810,000)	$(1,959,000)
Translation adjustment	—	(1,000)

	$(3,810,000)	$(1,960,000)

4. Recently Issued Accounting Standards

     In March 2000, the Financial Accounting Standard Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, -an interpretation of APB Opinion 25" ("FIN 44"). FIN 44 clarifies the application of APB No. 25 and, among other issues, clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. At this time, the Company does not expect the application of FIN 44 to have a material impact on its financial position or results of operations.

5. Segment, Geographic, and Product Information

     The Company operates in one reportable segment under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," due to its centralized structure and single industry segment: software maintenance, tools and services. The Company currently derives its revenue from software maintenance outsourcing services, software and methodology licensing and other services.

Information by geographic area for the three months ended at March 31, 2000 and 1999 is summarized below (in thousands):

	Outsourcing Services		License Revenue		Other Services Revenue		Long-lived
	Unaffiliated	Affiliated	Unaffiliated	Affiliated	Unaffiliated	Affiliated	Assets
March 31, 2000
United States	$ 809	—	$ 644	—	$ 112	—	$ 516
Foreign	—	—	—	—	—	—	—

	$ 809	—	$ 644	—	$ 112	—	$ 516

March 31, 1999
United States	$1,853	—	$1,359	—	$1,455	—	$3,523
Foreign	—	—	—	—	—	—	202

	$1,853	$ —	$1,359	—-	$1,455	—	$3,725

     The geographic classification of revenue is determined based on the country in which the legal entity providing the services is located. Revenue from no single foreign country was greater than 10% of the consolidated revenues of the Company in the quarters ended March 31, 2000 and 1999.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Overview and Current Financial Condition

          Peritus Software Services, Inc. ("Peritus" or the "Company") was incorporated in Massachusetts in August 1991. The Company provides solutions consisting of software products and services that enable organizations to improve the productivity, quality and effectiveness of their information technology, systems maintenance, or "software evolution" functions. The Company derives its revenue from software maintenance outsourcing services, software and methodology licensing and other services.

          In the second half of 1998 and in 1999, the overall market for the year 2000 tools and services of Peritus contracted dramatically, resulting in substantial financial losses. In response, the Company substantially reduced its workforce in September and December of 1998 and again in April of 1999. During the second and third quarters of 1999, the Company also settled its leases for its facilities in Cincinnati, Ohio, Lisle, Illinois and Billerica, Massachusetts and took other efforts to reduce its fixed costs. As a result of the Company's degraded financial condition, the Company began encountering major obstacles in obtaining new outsourcing business. Since most outsourcing engagements are multi-year and involve critical applications, prospective new clients, although interested in the capabilities and technology of the Company, were reluctant or unwilling to commit to contracts. Despite the significant reduction in the overall cost structure as a result of the foregoing actions, the Company was unable to achieve a cash flow break-even position in the year ended December 31, 1999.

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

          The Company's current strategy is to continue to service its existing outsourcing customers and to renew expiring contracts. At the same time, the Company is pursuing new business through the licensing of, and associated consulting and training for, its outsourcing methodology (technology transfer services) and SAM Relay and SAM Workbench tools. The Company anticipates using the proceeds from the Rocket investment to fund additional investments in sales and marketing, research and development (particularly the enhancement of the Company's SAM Workbench tool) and other general corporate purposes. The Company also plans to develop other service offerings.

Three Months Ended March 31, 2000 Compared To Three Months Ended March 31, 1999

     Revenue

          Total revenue decreased 66.5% to $1,565,000 in the three months ended March 31, 2000 from $4,667,000 in the three months ended March 31, 1999. This decrease in revenue was primarily due to a decrease in other services and outsourcing revenues and, to a lesser extent, in the licensing of the Company's software products and tools.

          The Company anticipates that total revenue for the year 2000 will be substantially below the level achieved in 1999.

           Outsourcing Services. Outsourcing services revenue decreased 56.3% to $809,000 in the three months ended March 31, 2000 from $1,853,000 in the three months ended March 31, 1999. As a percentage of total revenue, outsourcing services revenue increased to 51.7% in the three months ended March 31, 2000 from 39.7% for the three months ended March 31, 1999. The increase in outsourcing services revenue as a percentage of total revenue reflects the decreased contribution of other services revenue to total revenue during the three months ended March 31, 2000 when compared to the same period in the prior year. The decrease in outsourcing services revenue in absolute dollars in the three months ended March 31, 2000, compared to March 31, 1999, was attributable to recording lower amounts of revenue under existing outsourcing engagements due to reduced workload or contract terminations. During the first quarter of 2000, a contract with one client reached the end of its term and was not renewed. During the first quarter of 2000, outsourcing services revenue attributable to the client was $216,000. The Company did not sign any new outsourcing contracts during the first quarter of 2000.

           License. License revenue decreased 52.6% to $644,000 in the three months ended March 31, 2000, or 41.2% of total revenue, compared to $1,359,000, or 29.1% of total revenue, in the three months ended March 31, 1999. The decrease in license revenue for 2000 in absolute dollars was primarily attributable to a decrease in year 2000 related licensed revenue from end users and value added integrators. The Company will continue to pursue licenses of its outsourcing technology and SAM Relay and SAM Workbench tools and future revenue is dependent on the success of such efforts. The $644,000 of license revenue in the quarter ended March 31, 2000 was attributable to paid-up license revenue from two customers.

          Other Services. Other services revenue decreased 92.3% to $112,000 in the three months ended March 31, 2000 from $1,455,000 in the three months ended March 31, 1999. As a percentage of total revenue, other services revenue decreased to 7.2% in the three months ended March 31, 2000 from 31.2% in the three months ended March 31, 1999. The decrease in other services revenue in absolute dollars was primarily attributable to a decrease in direct delivery, consulting and client support services relating to the Company's year 2000 products and services. Future revenue from other services is dependent on the Company's success in licensing its methodology, and its SAM Workbench and SAM Relay tools, which would generate maintenance, consulting and training revenue. Future revenue from other services is also dependent on the development of other successful offerings.

     Cost of Revenue

          Cost of Outsourcing Services Revenue. Cost of outsourcing services revenue consists primarily of salaries, benefits and overhead costs associated with delivering outsourcing services to clients. The cost of outsourcing services revenue decreased 73.5% to $510,000 in the three months ended March 31, 2000 from $1,923,000 for the three months ended March 31, 1999. Cost of outsourcing services revenue as a percentage of outsourcing services revenue decreased to 63.0% in the three months ended March 31, 2000 from 103.8% in the three months ended March 31, 1999. Costs in 1999 were negatively impacted by expenditures in anticipation of and to generate new business that did not materialize. In addition, the Company incurred costs in connection with an agreement with Micah Technology Services, Inc. ("Micah") for which it received no payments. The Company has filed a lawsuit against Micah to attempt to recover amounts due under such agreement. See "Part II-Item 1. Legal Proceedings."

          Cost of License Revenue. Cost of license revenue consists primarily of amortization of expense of intangibles related to the acquisition of Millennium Dynamics, Inc. ("MDI") and salaries, benefits and related overhead costs associated with license-related materials packaging and freight. Cost of license revenue was $0 in the three months ended March 31, 2000. Cost of license revenue was $96,000, or 7.1% of license revenue, in the three months ended March 31, 1999. The decrease in cost of license revenue was primarily related to the termination (in the fourth quarter of 1999) of amoritization expense of intangibles related to the MDI acquisition.

          Cost of Other Services Revenue. Cost of other services revenue consists primarily of salaries, benefits and related overhead costs associated with delivering other services to clients. Cost of other services revenue decreased 93.2% to $70,000 in the three months ended March 31, 2000 from $1,028,000 in the three months ended March 31, 1999. Cost of other services revenue as a percentage of other services revenue decreased to 62.5% in the three months ended March 31, 2000 from 70.7% in the three months ended March 31, 1999. Costs decreased in absolute dollars in the three months ended March 31, 2000 due to reduced staffing for the Company's client support, training and consulting organizations related to fewer customers for the Company's year 2000 products and services, including year 2000 renovations and renovation quality evaluation ("RQE") services.

     Operating Expenses

          Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and related overhead costs for sales and marketing personnel; sales referral fees to third parties; advertising programs; and other promotional activities. Sales and marketing expenses decreased 94.6% to $57,000 in the three months ended March 31, 2000 from $1,050,000 in the three months ended March 31, 1999. As a percentage of total revenue, sales and marketing expenses decreased to 3.6% in the three months ended March 31, 2000 from 22.5% in the three months ended March 31, 1999. The decrease in expenses in absolute dollars and as a percentage of revenue was primarily attributable to dramatically reduced staffing, commissions and promotional activities. The Company plans to increase its sales resources and marketing efforts in the future.

           Research and Development. Research and development expenses consist primarily of salaries, benefits and related overhead costs for engineering and technical personnel and outside engineering consulting services associated with developing new products and enhancing existing products. Research and development expenses decreased 30.9% to $325,000 in the three months ended March 31, 2000 from $470,000 in the three months ended March 31, 1999. As a percentage of total revenue, research and development expenses increased to 20.8% in the three months ended March 31, 2000 from 10.1% in the three months ended March 31, 1999. The decrease in research and development expenses in absolute dollars was primarily attributable to reduced staffing. The Company plans to continue maintenance of and enhancements to its existing products (particularly the enhancement of the Company's SAM Workbench tool) and may selectively develop new products or services.

           General and Administrative. General and administrative expenses consist primarily of salaries and related costs for the finance and accounting, human resources, legal services, information systems and other administrative departments of the Company, as well as contracted legal and accounting services. General and administrative expenses decreased 73.4% to $472,000 in the three months ended March 31, 2000 from $1,776,000 in the three months ended March 31, 1999. As a percentage of total revenue, general and administrative expenses decreased to 30.2% in the three months ended March 31, 2000 from 38.1% in the three months ended March 31, 1999. The decrease in general and administrative expenses in absolute dollars was primarily due to the reductions in staffing, the cost of excess space, and legal and accounting fees incurred in the three months ended March 31, 2000.

     Restructuring Charge

          On March 29, 1999, the Company announced its intention to restructure and recorded a charge of $291,000 consisting of severance payments associated with the termination of 40 employees. The Company had no restructuring charges in the three months ended March 31, 2000.

  Gain on the Sale of Assets

            The gain on the sale of assets in the quarter ended March 31, 2000 represented the excess of the sales proceeds over the net book value of the fixed assets of the Company's India subsidiary that were sold during the quarter.

  Cost of Strategic Investment

          On March 27, 2000, Rocket, a privately held company, invested $4,000,000 in the Company in exchange for 10,000,000 shares ($.40 per share) of restricted common stock (37% of outstanding stock after the investment). The Company recorded a non-cash charge of $4,000,000 for the cost of this strategic investment equal to the difference between the purchase price per share of $0.40 and the market price per share of $0.80 on March 27, 2000.

     Interest Income (Expense), Net

          Interest income and expense consists primarily of interest income from cash balances, partially offset by interest expense on debt. The Company had interest income, net, of $35,000 in the three months ended March 31, 2000 compared to interest income, net, of $8,000 in the three months ended March 31, 1999. This change in interest income (expense), net, was primarily attributable to increased interest income from higher interest bearing balances and higher bank rates as well as lower interest expense.

     Provision for Income Taxes

          The Company's income tax provision was zero in each of the three months ended March 31, 2000 and 1999. The Company did not record a tax provision or benefit in either period due to losses incurred.

Liquidity and Capital Resources

     The Company has financed its operations and capital expenditures primarily with the proceeds from sales of the Company's convertible preferred stock and common stock, borrowings, and advance payments for services from clients. The Company's cash balances were $6,866,000 and $2,475,000 at March 31, 2000 and December 31, 1999, respectively. The Company's working capital was $6,053,000 and $1,640,000 at March 31, 2000 and December 31, 1999, respectively.

     The Company's operating activities provided cash of $310,000 and used cash of $63,000 during the three months ended March 31, 2000 and 1999, respectively. The cash provided during the three months ended March 31, 2000 was primarily caused by a net loss of $3,810,000 (less the non-cash cost of the strategic investment of $4,000,000 by Rocket, depreciation and amortization expense of $153,000, and the gain from the sale of assets of $24,000). Other sources were a decrease in accounts receivable of $226,000, a decrease in costs and estimated earnings in excess of billings on uncompleted contracts of $91,000, a decrease in prepaid expenses and other current assets of $72,000, an increase in accounts payable of $36,000, and a decrease in other assets of $13,000. These amounts were partially offset by a decrease in other accrued liabilities of $323,000, a decrease in deferred revenue of $68,000, and a decrease in billings in excess of costs and estimated earnings on uncompleted contracts of $56,000.

     The Company's investing activities provided cash of $57,000 and used cash of $577,000 during the three months ended March 31, 2000 and 1999, respectively. Proceeds from the sale of property and equipment in the three months ended March 31, 2000 consisted of the proceeds from the sale of the remaining assets of the Company's India subsidiary.

     The Company's financing activities provided cash of $4,024,000 and $270,000 during the three months ended March 31, 2000 and 1999, respectively. Financing activities in the three months ended March 31, 2000 primarily reflect an increase from the proceeds of issuance of new common stock of $4,000,000 and the exercise of stock options of $28,000, partially offset by payments on capital lease obligations of $4,000.

     The Company has an accounts receivable purchase agreement with a lender to permit borrowing against certain acceptable receivables at a rate of 80% of the face amount of such receivables up to a maximum of $4,000,000. In exchange for such agreement, the Company granted the lender security interest on substantially all of its assets. There were no borrowings outstanding under the agreement at March 31, 2000.

     On March 27, 2000, Rocket, a privately held company, invested $4,000,000 in the Company in exchange for 10,000,000 shares ($.40 per share) of restricted common stock (37% of outstanding stock after the investment). The Company granted Rocket certain registration rights with respect to the shares. Based on the Company's current forecasted cash expenditures, its cash on hand prior to the Rocket investment and the $4,000,000 invested by Rocket, the Company expects to have sufficient cash to finance its operations through the year 2000. The Company's future beyond the year 2000 is dependent upon its ability to achieve a breakeven cash flow or raise additional financing. There can be no assurances that the Company will be able to do so.

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

Recently Issued Accounting Standards

     In March 2000, the Financial Accounting Standard Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, -an interpretation of APB Opinion 25" ("FIN 44"). FIN 44 clarifies the application of APB No. 25 and, among other issues, clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. At this time, the Company does not expect the application of FIN 44 to have a material impact on its financial position or results of operations.

Factors That May Affect Future Results

     Failure to Achieve Cash Flow Breakeven/Strategic Initiatives

           The Company's ability to achieve a cash flow breakeven position is critical for achieving financial stability. There can be no assurance that the Company will achieve a cash flow breakeven position in the future.

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

     Risk of Current Strategy

          In the past, the Company generated significant revenues from marketing and selling products and services that addressed the year 2000 problem. The demand for such products and services has ended and the Company no longer actively markets and sells year 2000 products and services. The Company's current strategy is to continue to service its existing outsourcing customers and to renew expiring contracts. At the same time, the Company is pursuing new business through the licensing of, and associated consulting and training for, its outsourcing methodology (technology transfer services) and SAM Relay and SAM Workbench tools. The Company plans to continue maintenance of and enhancements to its existing products (particularly the enhancements of the Company's SAM Workbench tool) and may selectively develop new products or services. The Company is planning to increase its sales resources and marketing efforts in the future. There can be no assurance that this current strategy will generate revenues sufficient for the Company to achieve a cash flow breakeven position.

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

          The Company's expense levels are based, in part, on its expectations as to future revenue and are fixed, to a large extent, in the short term. As a result, the Company has been and may continue to be unable to adjust spending in a timely manner to compensate for any further unexpected revenue shortfall. Accordingly, any significant shortfall in revenue, in addition to those already experienced in relation to the Company's expectations, would have an immediate and material adverse effect on the Company's business, financial condition and results of operations.

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

     Need to Develop Additional Products and Services

          In the past, the Company generated significant revenue from, and devoted significant resources to, products and services that address the year 2000 problem. The demand for such products and services has ended and the Company no longer actively markets and sells year 2000 products and services. The Company's current strategy is to continue to service its existing outsourcing customers and to renew expiring contracts. At the same time, the Company is pursuing new business through the licensing of and associated consulting and training for, its outsourcing methodology (technology transfer services) and SAM Relay and SAM Workbench tools. The Company plans to continue maintenance of and enhancements to its existing products (particularly the enhancements of the Company's SAM Workbench Tool) and may selectively develop new products or services. There can be no assurance that the Company will be able to grow or maintain its outsourcing business or sell its other products or services. The failure to diversify, develop and sell additional products and services (and/or sell existing products or services) would have a material adverse effect on the Company's business, financial condition and results of operations.

     Concentration of Clients

          The Company's revenue is highly concentrated among a small number of clients. During the year ended December 31, 1999, revenue from three clients accounted for 40.5% of the year's revenue, with one client representing 21.7%. The contracts for two of these three clients (representing 18.8% of the revenue for the year ended December 31, 1999) terminated in November 1999 and March 2000. During the quarter ended March 31, 2000, $644,000 of license revenue was attributable to paid-up license revenue from two customers. The loss of, or a significant reduction in revenue from, any of the Company's major clients could have a material adverse impact on the Company's business, financial condition and results of operations. In addition, with such a large percentage of the Company's revenue attributable to a small number of clients, the loss of one or more major clients could have a material adverse impact on the Company's liquidity.

     Competition

          The market for the Company's products and services is intensely competitive and is characterized by rapid changes in technology and user needs and the frequent introduction of new products. In addition, the Company faces competition in the software maintenance outsourcing services market and the software maintenance tools market. A number of the Company's competitors are more established, benefit from greater name recognition and have substantially greater financial, technical and marketing resources than those of the Company. As a result, there can be no assurance that the Company's products and services, will compete effectively with those of their respective competitors.

     Competitive Market for Technical Personnel

          The Company depends, to a significant extent, on its ability to attract, train, motivate and retain highly skilled software professionals, particularly project managers, software engineers and other senior technical personnel. The Company believes that there is a shortage of, and significant competition for, software development professionals with the skills and experience necessary to perform the services offered by the Company. The Company's ability to develop new products and services, maintain and renew existing engagements and obtain new business depends, in large part, on its ability to hire and retain technical personnel with the IT and other skills that keep pace with continuing changes in software evolution, industry standards and technologies, client preferences and the Company's business strategy. The inability to hire additional qualified personnel could impair the Company's ability to satisfy its client base and to develop new products and services, requiring an increase in the level of responsibility for both existing and new personnel. There can be no assurance that the Company will be successful in retaining current or future employees.

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

     Potential for Contract Liability

          The Company's products and services relating to software maintenance, involve key aspects of its clients' computer systems. A failure in a client's system could result in a claim for substantial damages against the Company, regardless of the Company's responsibility for such failure. The Company attempts to limit contractually its liability for damages arising from negligent acts, errors, mistakes or omissions in rendering its products and services. Despite this precaution, there can be no assurance that the limitations of liability set forth in its contracts would be enforceable or would otherwise protect the Company from liability for damages. Additionally, the Company maintains general liability insurance coverage, including coverage for errors and omissions. However, there can be no assurance that such coverage will continue to be available on acceptable terms, or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The successful assertion of one or more large claims against the Company that exceed available insurance coverage or changes in the Company's insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, litigation, regardless of its outcome, could result in substantial cost to the Company and divert management's attention from the Company's operations. Any contract liability claim or litigation against the Company could, therefore, have a material adverse effect on the Company's business, financial conditions and results of operations.

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

          The Company has entered into license agreements with clients that allow these clients access to and use of the Company's AutoEnhancer/2000, Vantage YR 2000 software, SAM Relay and RQE Tools source code for certain purposes. Access to the Company's source code may increase the likelihood of misappropriation or misuse by third parties.

          There can be no assurance that any patent will be issued pursuant to any pending patent applications or that, if granted, such patents would survive a legal challenge to their validity or provide meaningful or significant protection to the Company. In addition, the Company may decide to abandon a patent application if, among other things, it determines that continued prosecution of an application would be too costly, the technologies, processes or methodologies are not critical to the Company's business in the foreseeable future or it is unlikely that a patent will issue with regard to a particular application. Certain of the Company's technology incorporated in some of its products may infringe on patents held by others. Any infringement claim or litigation against the Company could have a material adverse effect on the Company's business, financial condition and results of operations.

          The Company maintains trademarks and service marks to identify its various service offerings, products and software. Although the Company has registered certain trademarks and service marks with the United States Patent and Trademark Office ("PTO") and has several trademark and service mark applications pending in the United States and foreign jurisdictions, not all of the applications have been granted and, even if granted, there can be no assurance that a particular trademark or service mark will survive a legal challenge to its validity or provide meaningful or significant protection to the Company. In addition, the Company has abandoned the applications of certain trademarks or service marks that it believes are not critical to its business in the future. In some cases, entities other than the Company are using certai different manner than a third party. There may be some risk of infringement claims against the Company in the event that a service or product of the Company is too similar to that of another entity that is using a similar mark.

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

     Rapid Technological Change

          The market for the Company's products and services is characterized by rapidly changing technology, evolving industry standards and new product introductions and enhancements that may render existing products obsolete. As a result, the Company's market position could erode further due to unforeseen changes in the features and functionality of competing products. The process of developing products and services such as those offered by the Company is extremely complex and is expected to become increasingly complex and expensive in the future with the introduction of new platforms and technologies. There can be no assurance that the Company will develop any new products or services in a timely fashion or that the Company's current or future products or services will satisfy the needs of its target market.

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

Year 2000 Matters

         To date, the Company has not experienced any material problems with its internal computer systems relating to the inability of such systems to recognize appropriate dates associated with the year 2000. The Company is also not aware of any material year 2000 problems experienced by customers that have licensed the Company's products or have received its services, or vendors that have provided products or services to the Company. Accordingly, the Company does not presently anticipate incurring material expenses or damages or experiencing any material operational disruptions as a result of any year 2000 problems. However, there can be no assurance that the Company may not experience unanticipated expenses or damages or be adversely impacted by any year 2000 problems.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          As of March 31, 2000, the Company was exposed to market risks which primarily included changes in U.S. interest rates. The Company maintains a significant portion of its cash and cash equivalents in financial instruments with purchased maturities of three months or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments, an immediate increase in interest rates would not have a material effect of the Company's financial condition or results of operations.

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

       On April 13, 2000, without admitting or denying any findings, the Company consented to the issuance of an administrative cease and desist Order with the Securities and Exchange Commission concerning its previously announced revenue restatements in the first and second quarters of 1998, the third quarter of 1997 and the year ended December 31, 1997. The Order requires the Company to cease and desist from committing future violations of the public company reporting, record keeping and internal control provisions of the Securities Exchange Act of 1934.

       In addition to the matters noted above, the Company is from time to time subject to legal proceedings and claims which arise in the normal course of its business. In the opinion of management, the amount of ultimate liability with respect to these other actions, currently known, will not have a material adverse effect on the Company's financial position or results of operations.

Item 2.	Changes in Securities and Use of Proceeds

       On March 27, 2000, the Company issued and sold 10,000,000 shares of Peritus common stock, $.01 par value per share, to Rocket Software, Inc. for $4,000,000 in cash. These shares were offered and sold in reliance upon Rule 506 under the Securities Act of 1933, as amended, relating to sales by an issuer not involving a public offering. Rocket Software represented to the Company, among other things, that it is an "accredited investor" as defined in Rule 501(a) under the Securities Act. On April 4, 2000, the Company filed a Notice of Sale of Securities Pursuant to Regulation D on Form D with the Securities and Exchange Commission. No underwriters were involved in the sale of these shares.

Item 6.	Exhibits And Reports On Form 8-K

       (a) Exhibits:

     Documents listed below, except for documents identified by footnotes, are being filed as exhibits herewith. Documents identified by footnotes, if any, are not being filed herewith and, pursuant to Rule 12b-32 of the General Rules and Regulations promulgated by the Commission under the Securities Exchange Act of 1934 (the ''Exchange Act''), reference is made to such documents as previously filed as exhibits with the Commission. The Company's file number under the Exchange Act is 000-22647.

Exhibit 10.1	1997 Director Stock Option Plan as Amended and Restated
10.2(1)	Addendum to Employment Agreement between the Company and John Giordano dated January 21, 2000.
10.3(1)	Amended Employment Agreement between the Company and John Giordano dated January 21, 2000.
10.4(1)	Asset Purchase Agreement dated as of January 31, 2000, as amended, by and among Peritus Software Services (India) Private Limited, LTP (India) Pvt. Ltd. and Lisle Technology Partners L.L.C.
10.5(1)	Common Stock Purchase Agreement dated as of March 27, 2000 by and between the Company and Rocket Software, Inc.
10.6(1)	Registration Rights Agreement dated as of March 27, 2000 by and between the Company and Rocket Software, Inc.
Exhibit 27	Financial Data Schedule
(1)	Incorporated by reference to the Registrant's Annual Report on Form 10-K dated March 30, 2000

       (b) Reports on Form 8-K:

       A Current Report Form 8-K dated March 27, 2000 was filed by the Company on March 29, 2000. The Company reported under item 5 (Other Events) that Rocket Software, Inc. ("Rocket"), a privately held software company, invested $4,000,000 in Peritus. Under terms of the agreement, Rocket invested $4,000,000 in cash in exchange for 10,000,000 restricted shares of Peritus common stock ($0.40 per share). The shares represented approximately 37% of the total shares outstanding after the investment and the Company granted Rocket certain registration rights with respect to the shares.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2000

Peritus Software Services, Inc.

By: /s/ John D. Giordano

John D. Giordano President, Chief Executive Officer and Chief Financial Officer (Principal Financial Officer)

Peritus Software Services, Inc.

By: /s/ Patrick Manning

Patrick Manning Corporate Controller (Principal Accounting Officer)

Peritus Software Services, Inc.
FORM 10-Q
For the Quarterly Period Ended March 31, 2000
Exhibit Index

Exhibit No.	Description
10.1	1997 Director Stock Option Plan as Amended and Restated
10.2(1)	Addendum to Employment Agreement between the Company and John Giordano dated January 21, 2000.
10.3(1)	Amended Employment Agreement between the Company and John Giordano dated January 21, 2000.
10.4(1)	Asset Purchase Agreement dated as of January 31, 2000, as amended, by and among Peritus Software Services (India) Private Limited, LTP (India) Pvt. Ltd. and Lisle Technology Partners L.L.C.
10.5(1)	Common Stock Purchase Agreement dated as of March 27, 2000 by and between the Company and Rocket Software, Inc.
10.6(1)	Registration Rights Agreement dated as of March 27, 2000 by and between the Company and Rocket Software, Inc.
27	Financial Data Schedule
(1)	Incorporated by reference to the Registrant's Annual Report on Form 10-K dated March 30, 2000