Form 10-Q
period 2000-06-30
PERITUS SOFTWARE SERVICES INC
filed 2000-08-14
CIK 1011632

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 000-22647

PERITUS SOFTWARE SERVICES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Massachusetts	04-3126919
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

112 Turnpike Road, Suite 111,	01581-2860
Westborough, Massachusetts	(Zip Code)
(Address of Principal Executive Offices)

(508) 870-0963
(Registrant’s Telephone Number, Including Area Code)

Not Applicable
(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares outstanding at August 7, 2000
Common Stock, $.01 par value	27,319,903

PERITUS SOFTWARE SERVICES INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED June 30, 2000

From time to time, information provided by the Company or statements made by its employees may contain “forward-looking” statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects”, and similar expressions are intended to identify forward-looking statements.

This Quarterly Report on Form 10-Q may contain forward looking statements which involve risks and uncertainties. The Company’s actual results could differ materially from the results discussed in such statements. Certain factors that could cause such a difference include, without limitation, the risks specifically described in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 and other public documents filed by the Company with the Securities and Exchange Commission (the “Commission”), which factors are incorporated herein by reference, the factors listed below in “Factors That May Affect Future Results” and other factors such as product or services demand and market acceptance risks, product development and services capacity, commercialization and technological difficulties, capacity and supply constraints or difficulties and the effect of general business or economic conditions. The Company’s forward-looking statements do not reflect the impact of any future transactions or strategic alliances. From time to time, the Company may also provide oral or written forward-looking statements in other materials it releases to the public. The Company does not assume any obligation to update any of the forward-looking statements it makes.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PERITUS SOFTWARE SERVICES, INC.

CONSOLIDATED BALANCE SHEET

(In thousands, except share-related data)

	June 30, 2000	December 31, 1999
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$ 3,010	$ 2,475
Short-term investments	1,427	—
Accounts receivable, net of allowance for doubtful accounts of $25	292	532
Costs and estimated earnings in excess of billings on uncompleted contracts	177	281
Prepaid expenses and other current assets	94	248

Total Current Assets	5,000	3,536
Long-term investments	2,000	—
Property and equipment, net	364	702
Intangible and other assets, net	42	55

Total Assets	$ 7,406	$ 4,293

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of capital lease obligations	$ 13	$ 13
Accounts payable	33	11
Customer advances	296	296
Billings in excess of costs and estimated earnings on uncompleted contracts	172	253
Deferred revenue	6	195
Other accrued expenses and current liabilities	711	1,128

Total Current Liabilities	1,231	1,896
Capital lease obligations	18	25

Total Liabilities	$ 1,249	$ 1,921

Stockholders’ Equity:
Common stock, $.01 par value; 50,000,000 shares authorized; 27,319,903 and 17,173,975 shares issued and outstanding at June 30, 2000 and December 31, 1999, respectively	273	172
Additional paid-in capital	113,208	105,279
Accumulated deficit	(107,314)	(103,071)
Accumulated other comprehensive loss	(10)	(8)

Total Stockholders’ Equity	6,157	2,372

Total Liabilities and Stockholders’ Equity	$ 7,406	$ 4,293

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PERITUS SOFTWARE SERVICES, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share related data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
Revenue:
Outsourcing services	$ 681	$1,639	$ 1,490	$ 3,492
License	26	429	670	1,788
Other services	219	1,045	331	2,500

Total Revenue	926	3,113	2,491	7,780

Cost of Revenue:

Cost of outsourcing services	390	1,251	900	3,174
Cost of license	—	51	—	147
Cost of other services	69	655	139	1,683

Total Cost of Revenue	459	1,957	1,039	5,004

Gross Profit	467	1,156	1,452	2,776

Operating Expenses:

Sales and marketing	152	205	209	1,255
Research and development	260	344	585	814
General and administrative	592	707	1,064	2,483
Impairment of long-lived assets	—	754	—	754
Restructuring charge	—	(296)	—	(5)
Gain on sale of assets	—	—	(24)	—

Total Operating Expenses	1,004	1,714	1,834	5,301

Loss from Operations	(537)	(558)	(382)	(2,525)
Interest income, net	104	30	139	38
Cost of Strategic Investment	—	—	(4,000)	—

Net Loss	$ (433)	$ (528)	$(4,243)	$(2,487)

Net Loss per common share:

Basic	$(0.02)	$(0.03)	$ (0.19)	$ (0.15)

Diluted	$(0.02)	$(0.03)	$ (0.19)	$ (0.15)

Weighted average common shares outstanding:

Basic	27,320	16,449	22,533	16,407

Diluted	27,320	16,449	22,533	16,407

The accompanying notes are an integral part of these unaudited consolidated financial statements.
PERITUS SOFTWARE SERVICES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2000	1999
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
Net loss	$(4,243)	$(2,487)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	304	934
Gain on sale of assets	(24)	—
Cost of strategic investment	4,000	—
Impairment of long-lived assets	—	754
Changes in assets and liabilities:
Accounts receivable	240	2,545
Costs and estimated earnings in excess of billings on uncompleted contracts	104	494
Prepaid expenses and other current assets	154	619
Other assets	13	(188)
Accounts payable	22	(279)
Proceeds from customer advances	—	296
Billings in excess of costs and estimated earnings on uncompleted contracts	(81)	122
Deferred revenue	(189)	(1,466)
Other accrued expenses and current liabilities excluding accrued restructuring	(416)	(1,602)
Accrued restructuring	—	(898)

Net cash used for operating activities	(116)	(1,156)

Cash flows from investing activities:
Purchase of short-term investments	(1,427)	(626)
Purchase of long-term investments	(2,000)	—
Proceeds from sale of property and equipment	57	117
Purchases of property and equipment	—	(34)

Net cash used for investing activities	(3,370)	(543)

Cash flows from financing activities:
Restricted cash	—	569
Principal payments on long-term debt	—	(269)
Principal payments on capital lease obligations	(7)	(52)
Proceeds from exercise of stock options	30	—
Proceeds from issuance of common stock net of issuance cost	4,000	58

Net cash provided by financing activities	4,023	306

Effects of exchange rates on cash and cash equivalents	(2)	(6)

Net increase (decrease) in cash and cash equivalents	535	(1,399)
Cash and cash equivalents, beginning of period	2,475	2,809

Cash and cash equivalents, end of period	3,010	$ 1,410

Supplemental disclosure of cash flows:
Cash paid for income taxes	—	$ 24
Cash paid for interest	—	23

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PERITUS SOFTWARE SERVICES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Current Financial Condition

The accompanying unaudited consolidated financial statements include the accounts of Peritus Software Services, Inc. and its subsidiaries (the “Company”) and have been prepared by the Company without audit in accordance with the Company’s accounting policies, as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, and consist only of those of a normal recurring nature, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 1999 Annual Report on Form 10-K. The operating results for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year ending December 31, 2000.

The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company experienced a net loss of $4,243,000 for the six months ended June 30, 2000, and net losses of $2,583,000 and $26,673,000 in the years ended December 31, 1999 and 1998, respectively.

On March 27, 2000, Rocket Software, Inc. (“Rocket”), a privately held company, invested $4,000,000 in the Company in exchange for 10,000,000 shares ($0.40 per share) of restricted common stock (37% of outstanding stock after the investment). The Company granted Rocket certain registration rights with respect to the shares. The Company recorded a $4,000,000 non-cash charge related to the investment in the quarter ended March 31, 2000. The charge represented the difference between the quoted market price on the commitment date and the price paid by Rocket. Under certain sections of the Internal Revenue Code, a change in ownership of greater than 50% within a three-year period places an annual limitation on the Company’s ability to utilize its existing net operating loss and research and development tax credit carry-forwards. The investment by Rocket triggered the limitation. Based on the Company’s current forecasted cash expenditures, its cash on hand prior to the Rocket investment and the $4,000,000 invested by Rocket, the Company expects to have sufficient cash to finance its operations through the year 2000. The Company’s future beyond the year 2000 is dependent upon its ability to achieve a break-even cash flow or raise additional financing. There can be no assurances that the Company will be able to do so.

2. Legal Proceedings

On or about April 28, 1999, the Company filed a lawsuit in the United States District Court for the District of Massachusetts against Micah Technology Services, Inc. and Affiliated Computer Services, Inc. (collectively, “Micah”). The lawsuit principally alleges that Micah breached its contract with the Company by failing to pay for services performed by the Company under such contract. The lawsuit further alleges that since Micah was unjustly enriched by the services performed by the Company, the Company is entitled to recovery based on quantum meruit, and that Micah engaged in unfair and/or deceptive trade practices or acts in violation of Massachusetts General Laws (“M.G.L.”) Chapter 93A by allowing the Company to perform services when Micah did not pay for such services. The lawsuit seeks unspecified damages on the breach of contract and quantum meruit claims and double or triple damages on the Chapter 93A claim. Micah has denied the Company’s allegations and has filed a counterclaim against the Company principally alleging fraud, negligent misrepresentations, breach of contract and that the Company engaged in unfair and/or deceptive trade practices or acts in violation of M.G.L. Chapter 93A by its misrepresentations and breach of contract. The Company denied the allegations contained in Micah’s counterclaim and intends to contest the counterclaim vigorously. A non-binding mediation hearing was held on March 17, 2000 and no settlement was reached. The parties are in the discovery phase of the litigation.

In addition to the matters noted above, the Company is from time to time subject to legal proceedings and claims which arise in the normal course of its business. In the opinion of management, the amount of ultimate liability with respect to these other actions, currently known, will not have a material adverse effect on the Company’s financial position or results of operations.

3. Investments

During the three months ended June 30, 2000, the Company made investments in debt securities of U.S. government agencies and U.S. corporations. These investment grade securities are classified at purchase as held-to-maturity. Investments with remaining maturities of less than twelve months from the balance sheet date are classified as short-term investments. Investments with remaining maturities of more than twelve months are classified as long-term investments.

4. Comprehensive Income (Loss)

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.

For the three and six months ended June 30, 2000 and 1999, the Company’s comprehensive loss consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
Net Loss	$(433,000)	$(528,000)	$(4,243,000)	$(2,487,000)
Translation Adjustment	(2,000)	(5,000)	(2,000)	(6,000)

	$(435,000)	$(533,000)	$(4,245,000)	$(2,493,000)

5. Recently Issued Accounting Standards

In March 2000, the Financial Accounting Standard Board (“FASB”) issued FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion 25” (“FIN 44”). FIN 44 clarifies the application of APB No. 25 and, among other issues, clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. At this time, the Company does not expect the application of FIN 44 to have a material impact on its financial position or results of operations.

6. Segment, Geographic, and Product Information

The Company operates in one reportable segment under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” due to its centralized structure and single industry segment: software maintenance, tools and services. The Company currently derives its revenue from software maintenance outsourcing services, software and methodology licensing and other services.

Information by geographic area for the six months ended June 30, 2000 and 1999 is summarized below (in thousands):

	Outsourcing Services	License Revenue	Other Services Revenue	Long-Lived Assets
June 30, 2000
United States	$1,490	670	331	364

	$1,490	670	331	364

June 30, 1999
United States	$3,492	$1,788	$2,500	$2,229
Foreign	--	--	--	188

	$3,492	$1,788	$2,500	$2,417

The geographic classification of revenue is determined based on the country in which the legal entity providing the services is located. Revenue from no single foreign country was greater than 10% of the consolidated revenues of the Company in the quarters ended June 30, 2000 and 1999.

Item 2. Management’s Discussion and Analysis Of Financial Condition And Results Of Operations

Overview and Current Financial Condition

Peritus Software Services, Inc. (“Peritus” or the “Company”) was incorporated in Massachusetts in August 1991. The Company provides solutions consisting of software products and services that enable organizations to improve the productivity, quality and effectiveness of their information technology, systems maintenance, or “software evolution” functions. The Company derives its revenue from software maintenance outsourcing services, software and methodology licensing and other services.

In the second half of 1998 and in 1999, the overall market for the year 2000 tools and services of Peritus contracted dramatically, resulting in substantial financial losses. In response, the Company substantially reduced its workforce in September and December of 1998 and again in April of 1999. During the second and third quarters of 1999, the Company also settled its leases for its facilities in Cincinnati, Ohio, Lisle, Illinois and Billerica, Massachusetts and took other efforts to reduce its fixed costs. As a result of the Company’s degraded financial condition, the Company began encountering major obstacles in obtaining new outsourcing business. Since most outsourcing engagements are multi-year and involve critical applications, prospective new clients, although interested in the capabilities and technology of the Company, were reluctant or unwilling to commit to contracts. Despite the significant reduction in the overall cost structure as a result of the foregoing actions, the Company was unable to achieve a cash flow break-even position in the year ended December 31, 1999.

On March 27, 2000, Rocket Software, Inc. (“Rocket”), a privately held company, invested $4,000,000 in the Company in exchange for 10,000,000 shares ($.40 per share) of restricted common stock (37% of outstanding stock after the investment). The Company granted Rocket certain registration rights with respect to the shares. Based on the Company’s current forecasted cash expenditures, its cash on hand prior to the Rocket investment and the $4,000,000 invested by Rocket, the Company expects to have sufficient cash to finance its operations through the year 2000. The Company’s future beyond the year 2000 is dependent upon its ability to achieve a break-even cash flow or raise additional financing. There can be no assurances that the Company will be able to do so.

The Company’s current strategy is to continue to service its existing outsourcing customers and to renew expiring contracts. At the same time, the Company is pursuing new business through (i) the licensing of, and associated consulting and training for, its outsourcing methodology (technology transfer services) and SAM Relay and CodeNine (formerly, SAM Workbench) tools, and (ii) the provision of various service offerings including, without limitation, contracted research and development, and general software consulting. The Company plans to continue limited maintenance of and enhancements to its existing products and may selectively develop new products. The Company also plans to develop other service offerings as described above. The Company has explored certain extensions of its CodeNine tool beyond the field of application understanding and has concluded that such extensions are not feasible at this time.

Three Months Ended June 30, 2000 Compared To Three Months Ended June 30, 1999

Revenue

Total revenue decreased 70.3% to $926,000 in the three months ended June 30, 2000 from $3,113,000 in the three months ended June 30, 1999. The dollar decrease in revenue was primarily due to a decrease in outsourcing and other services revenues and, to a lesser extent, in the licensing of the Company’s software products and tools.

The Company anticipates that total revenue for the year 2000 will be substantially below the level achieved in 1999.

Outsourcing Services. Outsourcing services revenue decreased 58.5% to $681,000 in the three months ended June 30, 2000 from $1,639,000 in the three months ended June 30, 1999. As a percentage of total revenue, outsourcing services revenue increased to 73.5% in the three months ended June 30, 2000 from 52.7% for the three months ended June 30, 1999. The increase in outsourcing services revenue as a percentage of total revenue reflects the decreased contribution of other services and licensing revenue to total revenue during the three months ended June 30, 2000 when compared to the same period in the prior year. The decrease in outsourcing services revenue in absolute dollars in the three months ended June 30, 2000, compared to June 30, 1999, was attributable to recording lower amounts of revenue under existing outsourcing engagements due to reduced workload or contract terminations. The Company did not sign any new outsourcing contracts during the second quarter of 2000.

License. License revenue decreased 93.9% to $26,000 in the three months ended June 30, 2000, or 2.8% of total revenue, compared to $429,000, or 13.8% of total revenue, in the three months ended June 30, 1999. The decrease in license revenue for 2000 in absolute dollars was primarily attributable to a decrease in year 2000 related licensed revenue from end users and value added integrators. The Company will continue to pursue licenses of its outsourcing technology and SAM Relay and CodeNine tools and future revenue is dependent on the success of such efforts.

Other Services. Other services revenue decreased 79.0% to $219,000 in the three months ended June 30, 2000 from $1,045,000 in the three months ended June 30, 1999. As a percentage of total revenue, other services revenue decreased to 23.7% in the three months ended June 30, 2000 from 33.6% in the three months ended June 30, 1999. The decrease in other services revenue in absolute dollars was primarily attributable to a decrease in direct delivery, consulting and client support services relating to the Company’s year 2000 products and services. Future revenue from other services is dependent on the Company’s success in licensing its methodology, and its SAM Relay and CodeNine tools, which would generate maintenance, consulting and training revenue. Future revenue from other services is also dependent on the development and sale of other successful service offerings.

Cost of Revenue

Cost of Outsourcing Services Revenue. Cost of outsourcing services revenue consists primarily of salaries, benefits and overhead costs associated with delivering outsourcing services to clients. The cost of outsourcing services revenue decreased 68.8% to $390,000 in the three months ended June 30, 2000 from $1,251,000 for the three months ended June 30, 1999. Cost of outsourcing services revenue as a percentage of outsourcing services revenue decreased to 57.3% in the three months ended June 30, 2000 from 76.3% in the three months ended June 30, 1999. Costs in 1999 were negatively impacted by expenditures in anticipation of and to generate new business that did not materialize.

Cost of License Revenue. Cost of license revenue consists primarily of amortization of expense of intangibles and salaries, benefits and related overhead costs associated with license-related materials packaging and freight. Cost of license revenue was $0 in the three months ended June 30, 2000. Cost of license revenue was $51,000, or 11.9% of license revenue, in the three months ended June 30, 1999. The decrease in cost of license revenue was primarily related to the termination (in the fourth quarter of 1999) of amortization expense of intangibles related to the Millennium Dynamics, Inc. (“MDI”) acquisition.

Cost of Other Services Revenue. Cost of other services revenue consists primarily of salaries, benefits and related overhead costs associated with delivering other services to clients. Cost of other services revenue decreased 89.5% to $69,000 in the three months ended June 30, 2000 from $655,000 in the three months ended June 30, 1999. Cost of other services revenue as a percentage of other services revenue decreased to 31.5% in the three months ended June 30, 2000 from 62.7% in the three months ended June 30, 1999. Costs decreased in absolute dollars in the three months ended June 30, 2000 due to reduced staffing for the Company’s client support, training and consulting organizations related to fewer customers for the Company’s year 2000 products and services, including year 2000 renovations and RQE services.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and related overhead costs for sales and marketing personnel; sales referral fees to third parties; advertising programs; and other promotional activities. Sales and marketing expenses decreased 25.9% to $152,000 in the three months ended June 30, 2000 from $205,000 in the three months ended June 30, 1999. As a percentage of total revenue, sales and marketing expenses increased to 16.4% in the three months ended June 30, 2000 from 6.6% in the three months ended June 30, 1999. The decrease in expenses in absolute dollars was primarily attributable to reduced staffing, commissions and promotional activities. Beginning in the first quarter of 2000, the Company has increased and plans to increase its sales and marketing efforts in the future.

Research and Development. Research and development expenses consist primarily of salaries, benefits and related overhead costs for engineering and technical personnel and outside engineering consulting services associated with developing new products and enhancing existing products. Research and development expenses decreased 24.4% to $260,000 in the three months ended June 30, 2000 from $344,000 in the three months ended June 30, 1999. As a percentage of total revenue, research and development expenses increased to 28.1% in the three months ended June 30, 2000 from 11.1% in the three months ended June 30, 1999. The decrease in research and development expenses in absolute dollars was primarily attributable to reduced staffing. The Company plans to continue limited maintenance of and enhancements to its existing products and may selectively develop new products. The Company also plans to develop other service offerings as described above.

General and Administrative. General and administrative expenses consist primarily of salaries and related costs for the finance and accounting, human resources, legal services, information systems and other administrative departments of the Company, as well as contracted legal and accounting services. General and administrative expenses decreased 16.3% to $592,000 in the three months ended June 30, 2000 from $707,000 in the three months ended June 30, 1999. As a percentage of total revenue, general and administrative expenses increased to 63.9% in the three months ended June 30, 2000 from 22.7% in the three months ended June 30, 1999. The decrease in general and administrative expenses in absolute dollars was primarily due to the reductions in staffing, the cost of excess space, and legal and accounting fees.

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

The Company did not record an impairment charge in the three months ended June 30, 2000.

In June 1999, as a result of the continuing downsizing of the Company’s operations and continuing decline in operating results, the Company reviewed the carrying amount of its property and equipment and committed to a plan to dispose certain of its assets, primarily excess computer equipment and furniture relating to its restructured operations, either by sale or by abandonment. Based upon management’s review, the carrying amount of assets having a net book value of $1,143,000 was written-down to a total amount of $389,000, representing the lower of carrying amount or fair value (salvage value) and the Company recorded an impairment charge totaling $754,000.

Restructuring Charges

The Company had no restructuring charges in the three months ended June 30, 2000.

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

At the end of the second quarter of 1999, the Company re-evaluated its estimated costs associated with its previous restructure charges based upon activity and experience to date. This evaluation included a re-estimate of the remaining costs to be incurred in the future under the previous restructurings and resulted in an $813,000 release from the restructuring accrual. The $813,000 release in the second quarter of 1999 represented the difference between the remaining restructure accrual and the future estimated costs. Of the total release, $75,000 was related to the provision of severance and benefit payments for terminated employees and $738,000 was related to the provision related to the closure of facilities and the reduction of occupied space.

The $738,000 facility related release in the second quarter of 1999 broke down as follows:

Billerica related	$(502,000)
Cincinnati related	(272,000)
Lisle related	36,000

Total	$(738,000)

The Billerica related release resulted from changes in sublease assumptions. The Cincinnati related release resulted from a favorable lease settlement. The Lisle related negative amount was due to the fact that a settlement agreement had been negotiated (but not concluded) and it exceeded the remaining accrual.

The combination of the 1999 second quarter accrual of $517,000 and the 1999 second quarter release of $813,000 resulted in a net favorable impact of $296,000 to the results of operations for the three months ended  June 30, 1999.

Interest Income (Expense), Net

Interest income and expense consists primarily of interest income from investments and cash balances, partially offset by interest expense on debt. The Company had interest income, net, of $104,000 in the three months ended June 30, 2000 compared to interest income, net, of $30,000 in the three months ended June 30, 1999. This change in interest income (expense), net, was primarily attributable to increased interest income from interest bearing investments as a result of the Rocket investment.

Provision for Income Taxes

The Company’s income tax provision was zero in each of the three months ended June 30, 2000 and 1999. The Company did not record a tax provision or benefit in either period due to losses incurred.

Six Months Ended June 30, 2000 Compared To Six Months Ended June 30, 1999

Revenue

Total revenue decreased 68.0% to $2,491,000 in the six months ended June 30, 2000 from $7,780,000 in the six months ended June 30, 1999. The dollar decrease in revenue was primarily due to a decrease in outsourcing and other services revenues and, to a lesser extent, in the licensing of the Company’s software products and tools.

The Company anticipates that total revenue for the year 2000 will be substantially below the level achieved in 1999.

Outsourcing Services. Outsourcing services revenue decreased 57.3% to $1,490,000 in the six months ended June 30, 2000 from $3,492,000 in the six months ended June 30, 1999. As a percentage of total revenue, outsourcing services revenue increased to 59.8% in the six months ended June 30, 2000 from 44.9% for the six months ended June 30, 1999. The increase in outsourcing services revenue as a percentage of total revenue reflects the decreased contribution of other services revenue to total revenue during the six months ended June 30, 2000 when compared to the same period in the prior year. The decrease in outsourcing services revenue in absolute dollars in the six months ended June 30, 2000, compared to June 30, 1999, was attributable to recording lower amounts of revenue under existing outsourcing engagements due to reduced workload or contract terminations. The Company did not sign any new outsourcing contracts during the six months ended June 30, 2000.

License. License revenue decreased 62.5% to $670,000 in the six months ended June 30, 2000, or 26.9% of total revenue, compared to $1,788,000, or 23.0% of total revenue, in the six months ended June 30, 1999. The decrease in license revenue for 2000 in absolute dollars was primarily attributable to a decrease in year 2000 related licensed revenue from end users and value added integrators. The Company will continue to pursue licenses of its outsourcing technology and SAM Relay and CodeNine tools and future revenue is dependent on the success of such efforts.

Other Services. Other services revenue decreased 86.8% to $331,000 in the six months ended June 30, 2000 from $2,500,000 in the six months ended June 30, 1999. As a percentage of total revenue, other services revenue decreased to 13.3% in the six months ended June 30, 2000 from 32.1% in the six months ended June 30, 1999. The decrease in other services revenue in absolute dollars was primarily attributable to a decrease in direct delivery, consulting and client support services relating to the Company’s year 2000 products and services. Future revenue from other services is dependent on the Company’s success in licensing its methodology, and its SAM Relay and CodeNine tools, which would generate maintenance, consulting and training revenue. Future revenue from other services is also dependent on the development and sale of other successful service offerings.

Cost of Revenue

Cost of Outsourcing Services Revenue. The cost of outsourcing services revenue decreased 71.6% to $900,000 in the six months ended June 30, 2000 from $3,174,000 for the six months ended June 30, 1999. Cost of outsourcing services revenue as a percentage of outsourcing services revenue decreased to 60.4% in the six months ended June 30, 2000 from 90.9% in the six months ended June 30, 1999. Costs in 1999 were negatively impacted by expenditures in anticipation of and to generate new business that did not materialize. In addition, the Company incurred costs in the six months ended June 30, 1999 in connection with an agreement with Micah Technology Services, Inc. (“Micah”) for which it received no payments. The Company has filed a lawsuit against Micah to attempt to recover amounts due under such agreement. See “Part II-Item 1. Legal Proceedings.”

Cost of License Revenue. Cost of license revenue was $0 in the six months ended June 30, 2000. Cost of license revenue was $147,000, or 8.2% of license revenue, in the six months ended June 30, 1999. The decrease in cost of license revenue was primarily related to the termination (in the fourth quarter of 1999) of amortization expense of intangibles related to the MDI acquisition.

Cost of Other Services Revenue. Cost of other services revenue decreased 91.7% to $139,000 in the six months ended June 30, 2000 from $1,683,000 in the six months ended June 30, 1999. Cost of other services revenue as a percentage of other services revenue decreased to 42.0% in the six months ended June 30, 2000 from 67.3% in the six months ended June 30, 1999. Costs decreased in absolute dollars in the six months ended June 30, 2000 due to dramatically reduced staffing for the Company’s client support, training and consulting organizations related to fewer customers for the Company’s year 2000 products and services, including year 2000 renovations and RQE services.

Operating Expenses

Sales and Marketing. Sales and marketing expenses decreased 83.3% to $209,000 in the six months ended June 30, 2000 from $1,255,000 in the six months ended June 30, 1999. As a percentage of total revenue, sales and marketing expenses decreased to 8.4% in the six months ended June 30, 2000 from 16.1% in the six months ended June 30, 1999. The decrease in expenses in absolute dollars and as a percentage of revenue was primarily attributable to dramatically reduced staffing, commissions and promotional activities. Beginning in the first quarter of 2000, the Company has increased and plans to increase its sales and marketing efforts in the future.

Research and Development. Research and development expenses decreased 28.1% to $585,000 in the six months ended June 30, 2000 from $814,000 in the six months ended June 30, 1999. As a percentage of total revenue, research and development expenses increased to 23.5% in the six months ended June 30, 2000 from 10.5% in the six months ended June 30, 1999. The decrease in research and development expenses in absolute dollars was primarily attributable to reduced staffing. The Company plans to continue limited maintenance of and enhancements to its existing products and may selectively develop new products. The Company also plans to develop other service offerings as described above.

General and Administrative. General and administrative expenses decreased 57.1% to $1,064,000 in the six months ended June 30, 2000 from $2,483,000 in the six months ended June 30, 1999. As a percentage of total revenue, general and administrative expenses increased to 42.7% in the six months ended June 30, 2000 from 31.9% in the six months ended June 30, 1999. The decrease in general and administrative expenses in absolute dollars was primarily due to the reductions in staffing, the cost of excess space, and legal fees.

Impairment of Long-lived Assets

The Company did not record an impairment charge in the six months ended June 30, 2000.

In June 1999, as a result of the continuing downsizing of the Company’s operations and continuing decline in operating results, the Company reviewed the carrying amount of its property and equipment and committed to a plan to dispose certain of its assets, primarily excess computer equipment and furniture relating to its restructured operations, either by sale or by abandonment. Based upon management’s review, the carrying amount of assets having a net book value of $1,143,000 was written-down to a total amount of $389,000, representing the lower of carrying amount or fair value (salvage value) and the Company recorded an impairment charge totaling $754,000.

Restructuring Charges

The Company had no restructuring charges in the six months ended June 30, 2000.

On March 29, 1999, the Company announced its intention to restructure. The restructure plan was finalized on March 31, 1999 and the Company recorded a charge of $291,000 in the first quarter of 1999, consisting of severance payments associated with the termination of 40 employees.

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

At the end of the second quarter of 1999, the Company re-evaluated its estimated costs associated with its previous restructure charges based upon activity and experience to date. This evaluation included a re-estimate of the remaining costs to be incurred in the future under the previous restructurings and resulted in an $813,000 release from the restructuring accrual. The $813,000 release in the second quarter of 1999 represented the difference between the remaining restructure accrual and the future estimated costs. Of the total release, $75,000 was related to the provision of severance and benefit payments for terminated employees and $738,000 was related to the provision related to the closure of facilities and the reduction of occupied space.

The $738,000 facility related release in the second quarter of 1999 broke down as follows:

Billerica related	$(502,000)
Cincinnati related	(272,000)
Lisle related	36,000

Total	$(738,000)

The Billerica related release resulted from changes in sublease assumptions. The Cincinnati related release resulted from a favorable lease settlement. The Lisle related negative amount was due to the fact that a settlement agreement had been negotiated (but not concluded) and it exceeded the remaining accrual.

The combination of the 1999 first quarter accrual of $291,000, the 1999 second quarter accrual of $517,000 and the 1999 second quarter release of $813,000 resulted in a net favorable impact of $5,000 to the results of operations for the six months ended June 30, 1999.

Gain on the Sale of Assets

For the six months ended June 30, 2000, the Company recorded a gain on the sale of assets that represented the excess of the sales proceeds over the net book value of the fixed assets of the Company’s India subsidiary that were sold during the first quarter of 2000.

Interest Income (Expense), Net

Interest income and expense consists primarily of interest income from investments and cash balances, partially offset by interest expense on debt. The Company had interest income, net, of $139,000 in the six months ended June 30, 2000 compared to interest income, net, of $38,000 in the six months ended June 30, 1999. This change in interest income (expense), net, was primarily attributable to increased interest income from interest bearing investments as a result of the Rocket investment as well as lower interest expense.

Cost of Strategic Investment

On March 27, 2000, Rocket, a privately held company, invested $4,000,000 in the Company in exchange for 10,000,000 shares ($0.40 per share) of restricted common stock (37% of outstanding stock after investment). For the six months ended June 30, 2000, the Company recorded a non-cash charge of $4,000,000 for the cost of this strategic investment equal to the difference between the purchase price per share of $0.40 and the market price per share of $0.80 on March 27, 2000.

Provision for Income Taxes

The Company’s income tax provision was zero in each of the six months ended June 30, 2000 and 1999. The Company did not record a tax provision or benefit in either period due to losses incurred.

Liquidity and Capital Resources

The Company has financed its operations and capital expenditures primarily with the proceeds from sales of the Company’s convertible preferred stock and common stock, borrowings, and advance payments for services from clients. The Company’s cash balances were $3,010,000 and $2,475,000 at June 30, 2000 and December 31, 1999, respectively. The Company’s working capital was $3,770,000 and $1,640,000 at June 30, 2000 and December 31, 1999, respectively.

The Company’s operating activities used cash of $116,000 and $1,156,000 during the six months ended June 30, 2000 and 1999, respectively. The cash used during the six months ended June 30, 2000 was primarily caused by a net loss of $4,243,000 (less the non-cash cost of the strategic investment of $4,000,000 by Rocket, depreciation and amortization expense of $304,000, and the gain from the sale of assets of $24,000). Other sources were a decrease in accounts receivable of $240,000, a decrease in prepaid expenses and other current assets of $154,000, a decrease in costs and estimated earnings in excess of billings on uncompleted contracts of $104,000, an increase in accounts payable of $22,000, and a decrease in other assets of $13,000. These amounts were partially offset by a decrease in other accrued liabilities of $416,000, a decrease in deferred revenue of $189,000, and a decrease in billings in excess of costs and estimated earnings on uncompleted contracts of $81,000.

The Company’s investing activities used cash of $3,370,000 and $543,000 during the six months ended June 30 , 2000 and 1999, respectively. During the six months ended June 30, 2000, the Company purchased short-term investments of $1,427,000 and long-term investments of $2,000,000, partially offset by proceeds from the sale of property and equipment of $57,000 from the sale of the remaining assets of the Company’s India subsidiary.

The Company’s financing activities provided cash of $4,023,000 and $306,000 during the six months ended June 30, 2000 and 1999, respectively. Financing activities in the six months ended June 30, 2000 primarily reflect an increase from the proceeds of issuance of new common stock of $4,000,000 and the exercise of stock options of $30,000, partially offset by payments on capital lease obligations of $7,000.

The Company has an accounts receivable purchase agreement with a lender to permit borrowing against certain acceptable receivables at a rate of 80% of the face amount of such receivables up to a maximum of $4,000,000. In exchange for such agreement, the Company granted the lender security interest on substantially all of its assets. There were no borrowings outstanding under the agreement at June 30, 2000.

On March 27, 2000, Rocket, a privately held company, invested $4,000,000 in the Company in exchange for 10,000,000 shares ($.40 per share) of restricted common stock (37% of outstanding stock after the investment). The Company granted Rocket certain registration rights with respect to the shares. Based on the Company’s current forecasted cash expenditures, its cash on hand prior to the Rocket investment and the $4,000,000 invested by Rocket, the Company expects to have sufficient cash to finance its operations through the year 2000. The Company’s future beyond the year 2000 is dependent upon its ability to achieve a breakeven cash flow or raise additional financing. There can be no assurances that the Company will be able to do so.

To date, the Company has not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. Excess cash has been, and the Company contemplates that it will continue to be, invested in interest-bearing, investment grade securities.

Foreign Currency

Assets and liabilities of the Company’s majority-owned foreign subsidiary are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at average exchange rates for the period. Accumulated net translation adjustments are included in stockholders’ equity.

Inflation

To date, inflation has not had a material impact on the Company’s results of operations.

Recently Issued Accounting Standards

In March 2000, the Financial Accounting Standard Board (“FASB”) issued FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion 25” (“FIN 44”). FIN 44 clarifies the application of APB No. 25 and, among other issues, clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. At this time, the Company does not expect the application of FIN 44 to have a material impact on its financial position or results of operations.

Factors That May Affect Future Results

Failure to Achieve Cash Flow Breakeven

The Company’s ability to achieve a cash flow breakeven position is critical for achieving financial stability. There can be no assurance that the Company will achieve a cash flow breakeven position in the future.

Financing

There can be no assurance that the Company will be able to obtain additional funds in the future through equity and/or debt financings or borrow against its accounts receivable financing agreement.

Risk of Current Strategy

In the past, the Company generated significant revenues from marketing and selling products and services that addressed the year 2000 problem. The demand for such products and services has ended and the Company no longer actively markets and sells year 2000 products and services. The Company’s current strategy is to continue to service its existing outsourcing customers and to renew expiring contracts. At the same time, the Company is pursuing new business through (i) the licensing of, and associated consulting and training for, its outsourcing methodology (technology transfer services) and SAM Relay and CodeNine tools, and (ii) the provision of various service offerings including, without limitation, contracted research and development, and other general software consulting. The Company has increased and is planning to increase its sales and marketing efforts in the future.

The Company plans to continue limited maintenance of and enhancements to its existing products and may selectively develop new products. The Company also plans to develop other service offerings as described above. The Company has explored certain extensions of its CodeNine tool beyond the field of application understanding and has concluded that such extensions are not feasible at this time.

The failure to sell existing products or services and/or develop and sell new products and/or services would have a material adverse effect on the Company’s business, financial condition and results of operations. There can be no assurance that the Company will be able to grow or maintain its outsourcing business or sell its products or services. There can be no assurance that the Company’s current strategy will generate revenues sufficient for the Company to achieve a cash flow breakeven position.

Over the Counter Listing

Trading of the common stock is conducted in the over-the-counter market which could make it more difficult for an investor to dispose of, or obtain accurate quotations as to the market value of, the common stock. In addition, there are additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors. For transactions covered by this rule, the broker-dealer must make a special suitability determination for the purchaser and must have received the purchaser’s written consent to the transaction prior to sale. In addition, if the trading price of the common stock is below $5.00 per share, trading in the common stock would also be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associate therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the common stock, which could severely limit the market liquidity of the common stock and the ability of purchasers in this offering to sell the common stock in the secondary market.

Potential Fluctuations in Quarterly Performance

The Company’s revenue and operating results have varied significantly in the past and are likely to vary significantly from quarter to quarter in the future. The Company’s quarterly operating results may continue to fluctuate due to a number of factors, including the timing, size and nature of the Company’s individual outsourcing, technology transfer, insourcing and licensing transactions; unforeseen difficulties in performing such transactions; the performance of the Company’s value added integrators and distributors; the timing of the introduction and the market acceptance of new services, products or product enhancements by the Company or its competitors; the relative proportions of revenue derived from license fees and professional services; changes in the Company’s operating expenses; personnel changes; foreign currency exchange rates and fluctuations in economic and financial market conditions.

The timing, size and nature of individual outsourcing, technology transfer, insourcing and licensing transactions are important factors in the Company’s quarterly operating results. Many such transactions involve large dollar amounts, and the sales cycle for these transactions is often lengthy and unpredictable. In addition, the sales cycle associated with these transactions is subject to a number of uncertainties, including clients’ budgetary constraints, the timing of clients’ budget cycles and clients’ internal approval processes. There can be no assurance that the Company will be successful in closing such large transactions on a timely basis or at all. Most of the Company’s outsourcing engagements are performed on a fixed-price basis and, therefore, the Company bears the risk of cost overruns and inflation. A significant percentage of the Company’s revenue derived from these engagements is recognized on the percentage-of-completion method, which requires revenue to be recorded over the term of a client contract. A loss is recorded at the time when current estimates of project costs exceed unrecognized revenue. The Company’s operating results may be adversely affected by inaccurate estimates of contract completion costs.

The Company’s expense levels are based, in part, on its expectations as to future revenue and are fixed, to a large extent, in the short term. As a result, the Company has been and may continue to be unable to adjust spending in a timely manner to compensate for any further unexpected revenue shortfall. Accordingly, any significant shortfall in revenue, in addition to those already experienced in relation to the Company’s expectations, would have an immediate and material adverse effect on the Company’s business, financial condition and results of operations.
Due to all of the foregoing factors, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and that such comparisons cannot be relied upon as indicators of future performance. There can be no assurance that future revenue and operating results will not continue to vary substantially. It is also possible that, in a quarter, the Company’s operating results will be below the expectations of public market analysts and investors. In either case, the price of the Company’s Common Stock has been and could continue to be materially adversely affected.

Concentration of Clients

The Company’s revenue is highly concentrated among a small number of clients. During the year ended December 31, 1999, revenue from three clients accounted for 40.5% of the year’s revenue, with one client representing 21.7%. The contracts for two of these three clients (representing 18.8% of the revenue for the year ended December 31, 1999) terminated in November 1999 and March 2000. During the three and six month periods ended June 30, 2000, $644,000 and $670,000 of license revenue, respectively, was attributable to paid-up license revenue from two customers. The loss of, or a significant reduction in revenue from, any of the Company’s major clients could have a material adverse impact on the Company’s business, financial condition and results of operations. In addition, with such a large percentage of the Company’s revenue attributable to a small number of clients, the loss of one or more major clients could have a material adverse impact on the Company’s liquidity.

Competition

The market for the Company’s products and services is intensely competitive and is characterized by rapid changes in technology and user needs and the frequent introduction of new products. In addition, the Company faces competition in the software maintenance outsourcing services market and the software maintenance tools market. A number of the Company’s competitors are more established, benefit from greater name recognition and have substantially greater financial, technical and marketing resources than those of the Company. As a result, there can be no assurance that the Company’s products and services will compete effectively with those of their respective competitors.

Competitive Market for Technical Personnel

The Company depends, to a significant extent, on its ability to attract, train, motivate and retain highly skilled software professionals, particularly project managers, software engineers and other senior technical personnel. The Company believes that there is a shortage of, and significant competition for, software development professionals with the skills and experience necessary to perform the services offered by the Company. The Company’s ability to develop new products and services, maintain and renew existing engagements and obtain new business depends, in large part, on its ability to hire and retain technical personnel with the IT and other skills that keep pace with continuing changes in software evolution, industry standards and technologies, client preferences and the Company’s business strategy. The inability to hire additional qualified personnel could impair the Company’s ability to satisfy its client base and to develop new products and services, requiring an increase in the level of responsibility for both existing and new personnel. There can be no assurance that the Company will be successful in attracting new employees or retaining current or future employees.

Fixed-Price, Fixed-Time Contracts

Part of the Company’s business is to offer its outsourcing and technology transfer services on fixed-price, fixed-time frame contracts, rather than contracts in which payment to the Company is determined solely on a time-and-materials basis. These contracts are terminable by either party generally upon prior written notice. Although the Company uses its proprietary tools and methodologies and its past project experience to reduce the risks associated with estimating, planning and performing the fixed-price projects, the Company’s standard outsourcing and technology transfer agreements provide for a fixed-fee based on projected reductions in a client’ s maintenance costs and increases in a client’s maintenance productivity. The Company’s failure to estimate accurately the resources, costs and time required for a project or its failure to complete its contractual obligations within the time frame committed could have a material adverse effect on the Company’s business, financial condition and results of operations.

Potential for Contract Liability

The Company’s products and services relating to software maintenance involve key aspects of its clients’ computer systems. A failure in a client’s system could result in a claim for substantial damages against the Company, regardless of the Company’s responsibility for such failure. The Company attempts to limit contractually its liability for damages arising from negligent acts, errors, mistakes or omissions in rendering its products and services. Despite this precaution, there can be no assurance that the limitations of liability set forth in its contracts would be enforceable or would otherwise protect the Company from liability for damages. Additionally, the Company maintains general liability insurance coverage, including coverage for errors and omissions. However, there can be no assurance that such coverage will continue to be available on acceptable terms, or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The successful assertion of one or more large claims against the Company that exceed available insurance coverage or changes in the Company’s insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on the Company’s business, financial condition and results of operations. Furthermore, litigation, regardless of its outcome, could result in substantial cost to the Company and divert management’s attention from the Company’s operations. Any contract liability claim or litigation against the Company could, therefore, have a material adverse effect on the Company’s business, financial conditions and results of operations.

Software Errors or Bugs

The Company’s software products and tools are highly complex and sophisticated and could from time to time contain design defects or software errors that could be difficult to detect and correct. Errors, bugs or viruses may result in loss of or delay in market acceptance, a failure in a client’s system or loss or corruption of client data. Although the Company has not experienced material adverse effects resulting from any software defects or errors, there can be no assurance that, despite testing by the Company and its clients, errors will not be found in new products, which errors could have a material adverse effect upon the Company’s business, financial condition and results of operations.

Limited Protection of Proprietary Rights

The Company relies on a combination of patent, copyright, trademark and trade secret laws and license agreements to establish and protect its rights in its software products and proprietary technology. In addition, the Company currently requires its employees and consultants to enter into nondisclosure and assignment of invention agreements to limit use of, access to and distribution of its proprietary information. There can be no assurance that the Company’s means of protecting its proprietary rights in the United States or abroad will be adequate. The laws of some foreign countries may not protect the Company’s proprietary rights as fully or in the same manner as do the laws of the United States. Also, despite the steps taken by the Company to protect its proprietary rights, it may be possible for unauthorized third parties to copy aspects of the Company’s products, reverse engineer, develop similar technology independently or obtain and use information that the Company regards as proprietary. Furthermore, there can be no assurance that others will not develop technologies similar or superior to the Company’s technology or design around the proprietary rights owned by the Company.

The Company has entered into license agreements with clients that allow these clients access to and use of the source code of certain of the Company’s software for certain purposes. Access to the Company’s source code may increase the likelihood of misappropriation or misuse by third parties.

The Company has been granted certain patents. There can be no assurance that such patents would survive a legal challenge to their validity or provide meaningful or significant protection to the Company. In addition, the Company has abandoned its pending patent applications because, among other things, it has determined that continued prosecution of such applications would be too costly, the technologies, processes or methodologies are not critical to the Company’s business in the foreseeable future or it is unlikely that a patent will issue with regard to a particular application. Certain of the Company’s technology incorporated in some of its products may infringe on patents held by others. Any infringement claim or litigation against the Company could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company maintains trademarks and service marks to identify its various service offerings, products and software. Although the Company has registered certain trademarks and service marks with the United States Patent and Trademark Office (“PTO”) and has several trademark and service mark applications pending in the United States and foreign jurisdictions, not all of the applications have been granted and, even if granted, there can be no assurance that a particular trademark or service mark will survive a legal challenge to its validity or provide meaningful or significant protection to the Company. In addition, the Company has abandoned the applications of certain trademarks or service marks that it believes are not critical to its business in the future. In some cases, entities other than the Company are using certain trademarks and service marks either in jurisdiction where the Company has not filed an application or in which the Company is using a mark in a different manner than a third party. There may be some risk of infringement claims against the Company in the event that a service or product of the Company is too similar to that of another entity that is using a similar mark.

Dependence on Third-Party Technology

The Company’s proprietary software is currently designed, and may in the future be designed, to work on or in conjunction with certain third-party hardware and/or software products. If any of these current or future third-party vendors were to discontinue making their products available to the Company or to licensees of the Company’s software or to increase materially the cost to the Company or its licensees to acquire, license or purchase the third-party vendors’ products, or if a material problem were to arise in connection with the ability of the Company to design its software to properly use or operate with third-party hardware and/or software products, the Company would be required to redesign its software to function with or on alternative third-party products or attempt to develop internally a replacement for the third-party products. In such an event, interruptions in the availability or functioning of the Company’s software and delays in the introduction of new products and services may occur until equivalent technology is obtained. There can be no assurance that an alternative source of suitable technology would be available or that the Company would be able to develop an alternative product in sufficient time or at a reasonable cost. The failure of the Company to obtain or develop alternative technologies or products on a timely basis and at a reasonable cost could have a material adverse effect on the Company’s business, financial condition and results of operations.

Rapid Technological Change

The market for the Company’s products and services is characterized by rapidly changing technology, evolving industry standards and new product introductions and enhancements that may render existing products obsolete. As a result, the Company’s market position could erode further due to unforeseen changes in the features and functionality of competing products. The process of developing products and services such as those offered by the Company is extremely complex and is expected to become increasingly complex and expensive in the future with the introduction of new platforms and technologies. There can be no assurance that the Company will develop any new products or services in a timely fashion or that the Company’s current or future products or services will satisfy the needs of its target market.

Potential Adverse Effects of Anti-Takeover Provisions; Possible Issuance of Preferred Stock

The Company’s Amended and Restated Articles of Organization and Amended and Restated By-laws contain provisions that may make it more difficult for a third party to acquire, or discourage acquisition bids for, the Company. For instance, the Company’s Amended and Restated By-laws provide that special meetings of stockholders may be called only by the President, the Board of Directors or the holders of at least 80% of the voting securities of the Company. In addition, the Massachusetts General Laws provide that stockholders may take action without a meeting only by the unanimous written consent of all stockholders. The Company’s Board of Directors is also divided into three classes, as nearly equal in size as possible, with staggered three-year terms. The Company is also subject to an anti-takeover provision of the Massachusetts General Laws which prohibits, subject to certain exceptions, a holder of 5% or more of the outstanding voting stock of the Company from engaging in certain activities with the Company, including a merger, stock or asset sale. The foregoing provisions could limit the price that certain investors might be willing to pay in the future for shares of the Company’s Common Stock. In addition, shares of the Company’s Preferred Stock may be issued in the future without further stockholder approval and upon such terms and conditions, and having such rights, privileges and preferences, as the Board of Directors may determine. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of any holders of Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or discouraging a third party from acquiring, a majority of the outstanding voting stock of the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2000, the Company was exposed to market risks which primarily included changes in U.S. interest rates. The Company maintains a substantial portion of its cash and cash equivalents in financial instruments with purchased maturities of one year or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments, an immediate increase in interest rates would not have a material effect of the Company’s financial condition or results of operations.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On or about April 28, 1999, the Company filed a lawsuit in the United States District Court for the District of Massachusetts against Micah Technology Services, Inc. and Affiliated Computer Services, Inc. (collectively, “Micah”). The lawsuit principally alleges that Micah breached its contract with the Company by failing to pay for services performed by the Company under such contract. The lawsuit further alleges that since Micah was unjustly enriched by the services performed by the Company, the Company is entitled to recovery based on quantum meruit, and that Micah engaged in unfair and/or deceptive trade practices or acts in violation of Massachusetts General Laws (“M.G.L.”) Chapter 93A by allowing the Company to perform services when Micah did not pay for such services. The lawsuit seeks unspecified damages on the breach of contract and quantum meruit claims and double or triple damages on the Chapter 93A claim. Micah has denied the Company’s allegations and has filed a counterclaim against the Company principally alleging fraud, negligent misrepresentations, breach of contract and that the Company engaged in unfair and/or deceptive trade practices or acts in violation of M.G.L. Chapter 93A by its misrepresentations and breach of contract. The Company denied the allegations contained in Micah’s counterclaim and intends to contest the counterclaim vigorously. A non-binding mediation hearing was held on March 17, 2000 and no settlement was reached. The parties are in the discovery phase of the litigation.

In addition to the matters noted above, the Company is from time to time subject to legal proceedings and claims which arise in the normal course of its business. In the opinion of management, the amount of ultimate liability with respect to these other actions, currently known, will not have a material adverse effect on the Company’s financial position or results of operations.

Item 6. Exhibits And Reports On Form 8-K

(a) Exhibits:

Documents listed below, except for documents identified by footnotes, are being filed as exhibits herewith. Documents identified by footnotes, if any, are not being filed herewith and, pursuant to Rule 12b-32 of the General Rules and Regulations promulgated by the Commission under the Securities Exchange Act of 1934 (the “Exchange Act”), reference is made to such documents as previously filed as exhibits with the Commission. The Company’s file number under the Exchange Act is 000-22647.

Exhibit 27 Financial Data Schedule

(b) Reports on Form 8-K:

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2000

Peritus Software Services, Inc.

By: /s/ John D. Giordano

John D. Giordano
President, Chief Executive Officer
and Chief Financial Officer
(Principal Financial Officer)

Peritus Software Services, Inc.

By: /s/ Patrick Manning

Patrick Manning
Corporate Controller
(Principal Accounting Officer)

Peritus Software Services, Inc.
FORM 10-Q
For the Quarterly Period Ended June 30, 2000
Exhibit Index

Exhibit No.	Description
27	Financial Data Schedule