Form 10-Q
period 2000-09-30
PERITUS SOFTWARE SERVICES INC
filed 2000-11-09
CIK 1011632

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 000-22647

PERITUS SOFTWARE SERVICES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Massachusetts (State or Other Jurisdiction of Incorporation or Organization)	04-3126919 (I.R.S. Employer Identification No.)

112 Turnpike Road, Suite 111 Westborough, Massachusetts (Address of Principal Executive Offices)	01581-2860 (Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares outstanding at November 9, 2000
Common Stock, $.01 par value	27,319,903

PERITUS SOFTWARE SERVICES INC.

FORM 10-Q

For The Quarterly Period Ended September 30, 2000

        From time to time, information provided by the Company or statements made by its employees may contain “fo rward-looking” statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes”, “anticipates”, “plans”, “expects”, and similar expressions are intended to identify forward-looking statements.

        This Quarterly Report on Form 10-Q may contain forward looking statements which involve risks and uncertainties. The Company’s actual results could differ materially from the results discussed in such statements. Certain factors that could cause such a difference include, without limitation, the risks specifically described in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 and other public documents filed by the Company with the Securities and Exchange Commission (the “Commission”), which factors are incorporated herein by reference, the factors listed below in “ Factors That May Affect Future Results” and other factors such as product or services demand and market acceptance risks, product development and services capacity, commercialization and technological difficulties, capacity and supply constraints or difficulties and the effect of general business or economic conditions. The Company’s forward-looking statements do not reflect the impact of any future transactions or strategic alliances or alternatives. From time to time, the Company may also provide oral or written forward-looking statements in other materials it releases to the public. The Company does not assume any obligation to update any of the forward-looking statements it makes.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

PERITUS SOFTWARE SERVICES, INC.

CONSOLIDATED BALANCE SHEET
(In thousands, except share-related data)

	September 30, 2000	December 31, 1999
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$ 2,754	$ 2,475
Short-term investments	1,411	—
Accounts receivable, net of allowance for doubtful accounts of $25 and $25, respectively, and including amounts from related parties of $39 and $0, respectively	338	532
Costs and estimated earnings in excess of billings on uncompleted contracts	83	281
Prepaid expenses and other current assets	289	248

Total Current Assets	4,875	3,536
Long-term investments	2,000	—
Property and equipment	290	702
Intangible and other assets, net	42	55

Total Assets	$ 7,207	$ 4,293

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of capital lease obligations	$ 13	$ 13
Accounts payable	29	11
Customer advances	296	296
Billings in excess of costs and estimated earnings on uncompleted contracts	135	253
Deferred revenue	6	195
Other accrued expenses and current liabilities	517	1,128

Total Current Liabilities	996	1,896
Capital lease obligations	15	25

Total Liabilities	$ 1,011	$ 1,921

Stockholders’ Equity:
Common stock, $.01 par value; 50,000,000 shares authorized; 27,319,903 and 17,173,975 shares issued and outstanding at September 30, 2000 and December 31, 1999, respectively	273	172
Additional paid-in capital	113,208	105,279
Accumulated deficit	(107,273)	(103,071)
Accumulated other comprehensive loss	(12)	(8)

Total Stockholders’ Equity	6,196	2,372

Total Liabilities and Stockholders’ Equity	$ 7,207	$ 4,293

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PERITUS SOFTWARE SERVICES, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share related data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Revenue:
Outsourcing services	$ 582	$1,354	$ 2,072	$ 4,846
License	375	149	1,045	1,937
Other services, including $69, $0, $69, and $0 from related parties, respectively	90	457	421	2,957

Total Revenue	1,047	1,960	3,538	9,740

Cost of Revenue:
Cost of outsourcing services	278	951	1,178	4,125
Cost of license	—	15	—	162
Cost of other services, including $53, $0, $53, and $0 from related parties, respectively	91	159	230	1,842

Total Cost of Revenue	369	1,125	1,408	6,129

Gross Profit	678	835	2,130	3,611

Operating Expenses:
Sales and marketing	100	112	309	1,367
Research and development	318	264	903	1,078
General and administrative	336	793	1,400	3,276
Impairment of long-lived assets	—	207	—	961
Restructuring charge	—	(450)	—	(455)
Gain on sale of assets	—	—	(24)	—

Total Operating Expenses	754	926	2,588	6,227

Loss from Operations	(76)	(91)	(458)	(2,616)
Interest income, net	102	25	241	63
Cost of Strategic Investment	—	—	4,000	—
Provision for income taxes	(15)	5	(15)	5

Net Income (Loss)	$ 41	$ (71)	$(4,202)	$(2,558)

Net Income (Loss) per common share:
Basic	$ 0.00	$(0.00)	$ (0.17)	$ (0.16)

Diluted	$ 0.00	$(0.00)	$ (0.17)	$ (0.16)

Weighted average common shares outstanding:
Basic	27,320	16,711	24,140	16,480

Diluted	27,682	16,711	24,140	16,480

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PERITUS SOFTWARE SERVICES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2000	1999
	(Unaudited)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
Net loss	$(4,202)	$(2,558)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	384	1,215
Gain on sale of assets	(24)	—
Cost of strategic investment	4,000	—
Impairment of long-lived assets	—	961
Changes in assets and liabilities:
Accounts receivable	194	3,198
Costs and estimated earnings in excess of billings on uncompleted contracts	198	593
Prepaid expenses and other current assets	(41)	510
Other assets	13	113
Accounts payable	18	(448)
Proceeds from customer advances	—	296
Billings in excess of costs and estimated earnings on uncompleted contracts	(118)	(10)
Deferred revenue	(189)	(1,621)
Other accrued expenses and current liabilities excluding accrued restructuring	(611)	(1,609)
Accrued restructuring	—	(1,835)

Net cash used for operating activities	(378)	(1,195)

Cash flows from investing activities:
Sale (Purchase) of short-term investments	(1,411)	500
Purchase of long-term investments	(2,000)	—
Proceeds from sale of property and equipment	57	288
Purchases of property and equipment	(5)	(48)

Net cash provided by (used for) investing activities	(3,359)	740

Cash flows from financing activities:
Restricted cash	—	569
Principal payments on long-term debt	—	(269)
Principal payments on capital lease obligations	(10)	(335)
Proceeds from exercise of stock options	30	—
Proceeds from issuance of common stock net of issuance cost	4,000	152

Net cash provided by financing activities	4,020	117

Effects of exchange rates on cash and cash equivalents	(4)	(1)

Net increase (decrease) in cash and cash equivalents	279	(339)
Cash and cash equivalents, beginning of period	2,475	2,809

Cash and cash equivalents, end of period	$ 2,754	$ 2,470

Supplemental disclosure of cash flows:
Cash paid for income taxes	—	$ 29
Cash paid for interest	—	24

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PERITUS SOFTWARE SERVICES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION AND CURRENT FINANCIAL CONDITION

        The accompanying unaudited consolidated financial statements include the accounts of Peritus Software Services, Inc. and its subsidiaries (the “Company”) and have been prepared by the Company without audit in accordance with the Company’s accounting policies, as described in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, and consist only of those of a normal recurring nature, necessary for a fair presentation of the Company’s financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s 1999 Annual Report on Form 10-K. The operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year ending December 31, 2000.

        The Company’s consolidated financial statements have been presented on the basis that it is a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company experienced a net loss of $4,202,000 for the nine months ended September 30, 2000, and net losses of $2,583,000 and $26,673,000 in the years ended December 31, 1999 and 1998, respectively.

        On March 27, 2000, Rocket Software, Inc. (“Rocket”), a privately held company, invested $4,000,000 in the Company in exchange for 10,000,000 shares ($0.40 per share) of restricted common stock (approximately 37% of the outstanding shares of common stock after the investment). The Company granted Rocket certain registration rights with respect to the shares. The Company recorded a $4,000,000 non-cash charge related to the investment in the quarter ended March 31, 2000. The charge represented the difference between the quoted market price on the commitment date and the price paid by Rocket. Under certain sections of the Internal Revenue Code, a change in ownership of greater than 50% within a three-year period places an annual limitation on the Company’s ability to utilize its existing net operating loss and research and development tax credit carry-forwards. The investment by Rocket triggered the limitation. Based on the Company’s current forecasted cash expenditures, its cash on hand prior to the Rocket investment and the $4,000,000 invested by Rocket, the Company expects to have sufficient cash to finance its operations through the year 2001. The Company’s future beyond the year 2001 is dependent upon its ability to achieve a break-even cash flow or raise additional financing. There can be no assurances that the Company will be able to do so.

        On October 16, 2000, the Company announced that it retained The Catalyst Group, LLC to render financial advisory and investment banking services in connection with exploring strategic alternatives, including the potential sale of the Company.

2.    LEGAL PROCEEDINGS

        On or about April 28, 1999, the Company filed a lawsuit in the United States District Court for the District of Massachusetts against Micah Technology Services, Inc. and Affiliated Computer Services, Inc. (collectively, “Micah”). The lawsuit principally alleges that Micah breached its contract with the Company by failing to pay for services performed by the Company under such contract. The lawsuit further alleges that since Micah was unjustly enriched by the services performed by the Company, the Company is entitled to recovery based on quantum meruit, and that Micah engaged in unfair and/or deceptive trade practices or acts in violation of Massachusetts General Laws (“M.G.L.”) Chapter 93A by allowing the Company to perform services when Micah did not pay for such services. The lawsuit seeks unspecified damages on the breach of contract and quantum meruit claims and double or triple damages on the Chapter 93A claim. Micah has denied the Company’s allegations and has filed a counterclaim against the Company principally alleging fraud, negligent misrepresentations, breach of contract and that the Company engaged in unfair and/or deceptive trade practices or acts in violation of M.G.L. Chapter 93A by its misrepresentations and breach of contract. The Company denied the allegations contained in Micah’s counterclaim and intends to contest the counterclaim vigorously. A non-binding mediation hearing was held on March 17, 2000 and no settlement was reached. The parties are in the discovery phase of the litigation and are presently engaged in discussions in order to attempt to settle the lawsuit.

        In addition to the matters noted above, the Company is from time to time subject to legal proceedings and claims which arise in the normal course of its business. In the opinion of management, the amount of ultimate liability with respect to these other actions, currently known, will not have a material adverse effect on the Company’s financial position or results of operations.

3.    INVESTMENTS

        During the three months ended September 30, 2000, the Company made investments in debt securities of U.S. government agencies and U.S. corporations. These investment grade securities are classified at purchase as held-to-maturity. Investments with remaining maturities of less than twelve months from the balance sheet date are classified as short-term investments. Investments with remaining maturities of more than twelve months are classified as long-term investments.

4.    COMPREHENSIVE INCOME (LOSS)

        Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners.

        For the three and nine months ended September 30, 2000 and 1999, the Company’s comprehensive income (loss) consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Net Income (Loss)	$41,000	$(71,000)	$(4,202,000)	$(2,558,000)
Translation Adjustment	(2,000)	3,000	(4,000)	(3,000)

	$39,000	$(68,000)	$(4,206,000)	$(2,561,000)

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
PERITUS SOFTWARE SERVICES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        Information by geographic area for the nine months ended September 30, 2000 and 1999 is summarized below (in thousands):

	Outsourcing Services	License Revenue	Other Services Revenue	Long-lived Assets
September 30, 2000
United States	$2,072	$1,045	$ 421	$290
Foreign	—	—	—	—

	$2,072	$1,045	$ 421	$290

September 30, 1999
United States	$4,846	$1,937	$2,957	$890
Foreign	—	—	—	37

	$4,846	$1,937	$2,957	$927

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

        On March 27, 2000, Rocket Software, Inc. (“Rocket”), a privately held company, invested $4,000,000 in the Company in exchange for 10,000,000 shares ($.40 per share) of restricted common stock (approximately 37% of the outstanding shares of common stock after the investment). The Company granted Rocket certain registration rights with respect to the shares. Based on the Company’s current forecasted cash expenditures, its cash on hand prior to the Rocket investment and the $4,000,000 invested by Rocket, the Company expects to have sufficient cash to finance its operations through the year 2001. The Company’s future beyond the year 2001 is dependent upon its ability to achieve a break-even cash flow or raise additional financing. There can be no assurances that the Company will be able to do so.

        The Company’s current strategy is to continue to service its existing outsourcing customers and to renew expiring contracts. At the same time, the Company is pursuing new business through (i) the licensing of, and associated consulting and training for, its software maintenance methodology (technology transfer services) and SAM Relay tool, and (ii) the provision of various service offerings including, without limitation, contracted research and development, and general software consulting. The Company plans to continue limited maintenance of and enhancements to its existing products and may selectively develop new products. The Company also may develop other service offerings. The Company has explored certain extensions of its CodeNine tool beyond the field of application understanding and has concluded that such extensions are not feasible at this time.

        On October 16, 2000, the Company announced that it retained The Catalyst Group, LLC to render financial advisory and investment banking services in connection with exploring strategic alternatives, including the potential sale of the Company.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

    Revenue

        Total revenue decreased 46.6% to $1,047,000 in the three months ended September 30, 2000 from $1,960,000 in the three months ended September 30, 1999. The decrease in total revenue was due to a decrease in outsourcing and other services revenues, partially offset by an increase in license revenue.

        The Company anticipates that total revenue for the fourth quarter of 2000 will be substantially below the level achieved in 1999 for reasons that may include, without limitation, decreases in outsourcing revenues, other services revenues, and/or license revenues.

        Outsourcing Services.    Outsourcing services revenue decreased 57.0% to $582,000 in the three months ended September 30, 2000 from $1,354,000 in the three months ended September 30, 1999. As a percentage of total revenue, outsourcing services revenue decreased to 55.6% in the three months ended September 30, 2000 from 69.1% for the three months ended September 30, 1999. The decrease in outsourcing services revenue as a percentage of total revenue reflects the overall decrease in outsourcing services revenue in absolute dollars, as well as the increased contribution of license revenue to total revenue during the three months ended September 30, 2000 when compared to the same period in the prior year. The decrease in outsourcing services revenue in absolute dollars in the three months ended September 30, 2000, compared to September 30, 1999, was attributable to recording lower amounts of revenue under existing outsourcing engagements due to reduced workload or contract terminations. The Company did not sign any new outsourcing contracts during the third quarter of 2000.

        License.    License revenue increased 151.7% to $375,000 in the three months ended September 30, 2000, or 35.8% of total revenue, compared to $149,000 or 7.6% of total revenue, in the three months ended September 30, 1999. The increase in license revenue for 2000 in absolute dollars was attributable to a license of SAM Relay and the Peritus methodology by a single customer. The increase in license revenue as a percentage of total revenue reflects the increase in license revenue in absolute dollars, as well as the overall decrease in outsourcing services and other services revenue. The Company will continue to pursue licenses of its software maintenance methodology and SAM Relay tool and future license revenue is dependent on the success of such efforts.

        Other Services.    Other services revenue decreased 80.3% to $90,000 in the three months ended September 30, 2000 from $457,000 in the three months ended September 30, 1999. As a percentage of total revenue, other services revenue decreased to 8.6% in the three months ended September 30, 2000 from 23.3% in the three months ended September 30, 1999. The decreases in other services revenue both in absolute dollars and as a percentage of total revenue were primarily attributable to a decrease in direct delivery, consulting and client support services relating to the Company’s year 2000 products and services. Future revenue from other services is dependent on the Company’s success in licensing its software maintenance methodology and its SAM Relay tool, which would generate maintenance, consulting and training revenue. Future revenue from other services is also dependent on the development and sale of other successful service offerings.

Cost of Revenue

        Cost of Outsourcing Services Revenue.    Cost of outsourcing services revenue consists primarily of salaries, benefits and overhead costs associated with delivering outsourcing services to clients. The cost of outsourcing services revenue decreased 70.8% to $278,000 in the three months ended September 30, 2000 from $951,000 for the three months ended September 30, 1999. Cost of outsourcing services revenue as a percentage of outsourcing services revenue decreased to 47.8% in the three months ended September 30, 2000 from 70.2% in the three months ended September 30, 1999. The cost rate improvement in the third quarter of 2000 resulted from the more effective utilization of outsourcing resources.

        Cost of License Revenue.    Cost of license revenue consists primarily of amortization of expense of intangibles and salaries, benefits and related overhead costs associated with license-related materials, packaging and freight. Cost of license revenue was $0 in the three months ended September 30, 2000. Cost of license revenue was $15,000 or 10.1% of license revenue in the three months ended September 30, 1999. The decrease in cost of license revenue was primarily related to the termination (in the fourth quarter of 1999) of amortization expense of intangibles related to the Company’s December 1997 acquisition of Millennium Dynamics, Inc. (“MDI”).

        Cost of Other Services Revenue.    Cost of other services revenue consists primarily of salaries, benefits and related overhead costs associated with delivering other services to clients. Cost of other services revenue decreased 42.8% to $91,000 in the three months ended September 30, 2000 from $159,000 in the three months ended September 30, 1999. Cost of other services revenue as a percentage of other services revenue increased to 101.1% in the three months ended September 30, 2000 from 34.8% in the three months ended September 30, 1999. Costs decreased in absolute dollars in the three months ended September 30, 2000 due to reduced staffing for the Company’s client support, training and consulting organizations related to fewer customers for the Company’s year 2000 products and services, including year 2000 renovations and RQE services. The cost rate degradation in the third quarter of 2000 resulted primarily from the under utilization of resources associated with delivery of other services.

Operating Expenses

        Sales and Marketing.    Sales and marketing expenses consist primarily of salaries, commissions and related overhead costs for sales and marketing personnel; sales referral fees to third parties; advertising programs; and other promotional activities. Sales and marketing expenses decreased 10.7% to $100,000 in the three months ended September 30, 2000 from $112,000 in the three months ended September 30, 1999 primarily due to reduced consulting and occupancy. As a percentage of total revenue, sales and marketing expenses increased to 9.6% in the three months ended September 30, 2000 from 5.7% in the three months ended September 30, 1999 due to lower total revenue.

        Research and Development.    Research and development expenses consist primarily of salaries, benefits and related overhead costs for engineering and technical personnel and outside engineering consulting services associated with developing new products and enhancing existing products. Research and development expenses increased 20.5% to $318,000 in the three months ended September 30, 2000 from $264,000 in the three months ended September 30, 1999. As a percentage of total revenue, research and development expenses increased to 30.4% in the three months ended September 30, 2000 from 13.5% in the three months ended September 30, 1999 due to lower total revenue. The increase in research and development expenses in absolute dollars was primarily attributable to increased staff efforts in maintenance of and enhancements to the Company’s CodeNine and SAM Relay products. The Company plans to continue limited maintenance of and enhancements to its existing products and may selectively develop new products. The Company may also develop other service offerings.

        General and Administrative.    General and administrative expenses consist primarily of salaries and related costs for the finance and accounting, human resources, legal services, information systems and other administrative departments of the Company, as well as contracted legal and accounting services. General and administrative expenses decreased 57.6% to $336,000 in the three months ended September 30, 2000 from $793,000 in the three months ended September 30, 1999. As a percentage of total revenue, general and administrative expenses decreased to 32.1% in the three months ended September 30, 2000 from 40.5% in the three months ended September 30, 1999. The decrease in general and administrative expenses in absolute dollars was primarily due to the reductions in staffing, a decrease in the cost of excess space as a result of the Company’s consolidation of its facilities to Westborough, MA, and an $80,000 insurance reimbursement of legal fees primarily incurred in 1999.

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

        The Company did not record an impairment charge in the three months ended September 30, 2000.

        During the third quarter of 1999, the Company transferred the research and development responsibility for its CodeNine tool from India to the United States. As a result of that decision, the personnel in India were no longer required and were transferred to another unrelated company at cost. In anticipation of completing the sale of all furniture and equipment in India prior to the expiration of the lease in February, 2000, the Company recorded an impairment charge of $145,000 against assets having a net book value of $182,000 to write down assets to their estimated fair value (salvage value) of $37,000.

        Also in the third quarter of 1999, the Company completed its review of CodeNine. It was determined that the Company would not be able to afford to develop future products based upon its patented technology. In addition, the Company expected to receive minimal future revenue from its existing products that include the patented technology. Accordingly, the remaining patent book value of $62,000 could no longer be supported and was written down to zero.

        The combination of the $145,000 impairment charge against assets and $62,000 impairment charge for remaining patent book value resulted in a total impairment charge of $207,000 for the three months ended September 30, 1999.

Restructuring Charges

        The Company had no restructuring charges in the three months ended September 30, 2000.

        In August 1999, the Company executed a lease termination agreement for its Lisle, Illinois facility. Under the agreement, the Company paid $100,000 and relinquished its $16,000 security deposit. These amounts were charged against the accrued restructuring liability during the third quarter of 1999.
PERITUS SOFTWARE SERVICES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        During the third quarter of 1999, the Company developed a workable plan to relocate its headquarters from Billerica to its existing facility in Westborough, Massachusetts. The plan, along with the Company’s degraded financial condition, enabled the Company to negotiate a favorable settlement of its Billerica lease. In September 1999, the Company entered into a settlement agreement with BCIA New England Holdings LLC. Under the settlement, the Company agreed to pay $200,000 in cash, relinquish its $300,000 security deposit, issue 500,000 shares of common stock and provide $71,000 of furniture and equipment. All of these items were charged against the accrued restructuring liability during the third quarter of 1999. The Company also charged the liability for a $734,000 write-off of leasehold improvements and other fixed assets directly tied to its Billerica facility. The favorable Billerica settlement resulted in a release from the restructuring accrual of $392,000.

        The total facility-related release of $436,000 in the third quarter of 1999 broke down as follows:

Billerica related	$(392,000)
Lisle related	(44,000)

Total	$(436,000)

        The Lisle related release resulted from the settlement of the Lisle telephone system lease for less than the capitalized lease liability.

        In total, the Company recorded a net favorable impact of $450,000 associated with restructuring to the results of operations for the three months ended September 30, 1999, of which $436,000 related to facilities and $14,000 related to terminated employees.

Interest Income (Expense), Net

        Interest income and expense consists primarily of interest income from investments and cash balances, partially offset by interest expense on debt. The Company had interest income, net, of $102,000 in the three months ended September 30, 2000 compared to interest income, net, of $25,000 in the three months ended September 30, 1999. This change in interest income (expense), net, was primarily attributable to increased interest income from interest bearing investments as a result of the proceeds from the Rocket investment.

Provision for Income Taxes

        The Company’s income tax provision was a credit of $15,000 for the three months ended September 30, 2000 and a charge of $5,000 for the three months ended September 30, 1999. During the three months ended September 30, 2000, the Company received a refund of $15,000 for foreign taxes withheld from a customer payment in 1999. The provision of $5,000 for the three months ended September 30, 1999 was for several small city and state tax obligations.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

    Revenue

        Total revenue decreased 63.7% to $3,538,000 in the nine months ended September 30, 2000 from $9,740,000 in the nine months ended September 30, 1999. The decrease in revenue was primarily due to a decrease in outsourcing and other services revenues and, to a lesser extent, in the licensing of the Company’s software products and tools.
PERITUS SOFTWARE SERVICES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The Company anticipates that total revenue for the fourth quarter of 2000 will be substantially below the level achieved in 1999 for reasons that may include, without limitation, decreases in outsourcing revenues, other services revenues, and/or licenses revenues.

        Outsourcing Services.    Outsourcing services revenue decreased 57.2% to $2,072,000 in the nine months ended September 30, 2000 from $4,846,000 in the nine months ended September 30, 1999. As a percentage of total revenue, outsourcing services revenue increased to 58.6% in the nine months ended September 30, 2000 from 49.8% for the nine months ended September 30, 1999. The increase in outsourcing services revenue as a percentage of total revenue reflects the decreased contribution of other services revenue to total revenue during the nine months ended September 30, 2000 when compared to the same period in the prior year. The decrease in outsourcing services revenue in absolute dollars in the nine months ended September 30, 2000, compared to September 30, 1999, was attributable to recording lower amounts of revenue under existing outsourcing engagements due to reduced workload or contract terminations. The Company did not sign any new outsourcing contracts during the nine months ended September 30, 2000.

        License.    License revenue decreased 46.1% to $1,045,000 in the nine months ended September 30, 2000, or 29.5% of total revenue, compared to $1,937,000, or 19.9% of total revenue, in the nine months ended September 30, 1999. The increase in license revenue as a percentage of total revenue reflects the decreased contribution of other services revenue to total revenue during the nine months ended September 30, 2000 when compared to the same period in the prior year. The decrease in license revenue for 2000 in absolute dollars was primarily attributable to a decrease in year 2000 related license revenue from end users and value added integrators. The Company will continue to pursue licenses of its software maintenance methodology and SAM Relay tool and future revenue is dependent on the success of such efforts.

        Other Services.    Other services revenue decreased 85.8% to $421,000 in the nine months ended September 30, 2000 from $2,957,000 in the nine months ended September 30, 1999. As a percentage of total revenue, other services revenue decreased to 11.9% in the nine months ended September 30, 2000 from 30.4% in the nine months ended September 30, 1999. The decreases in other services revenue both in absolute dollars and as a percentage of total revenue were primarily attributable to a decrease in direct delivery, consulting and client support services relating to the Company’s year 2000 products and services. Future revenue from other services is dependent on the Company’s success in licensing its software maintenance methodology and its SAM Relay tool, which would generate maintenance, consulting and training revenue. Future revenue from other services is also dependent on the development and sale of other successful service offerings.

Cost of Revenue

        Cost of Outsourcing Services Revenue.    The cost of outsourcing services revenue decreased 71.4% to $1,178,000 in the nine months ended September 30, 2000 from $4,125,000 for the nine months ended September 30, 1999. Cost of outsourcing services revenue as a percentage of outsourcing services revenue decreased to 56.9% in the nine months ended September 30, 2000 from 85.1% in the nine months ended September 30, 1999. Costs in the nine months ended September 30, 1999 were significantly higher than in the nine months ended September 30, 2000 due to expenditures in anticipation of generating new business that did not materialize.

        Cost of License Revenue.    Cost of license revenue was $0 in the nine months ended September 30, 2000. Cost of license revenue was $162,000 or 8.4% of license revenue, in the nine months ended September 30, 1999. The decrease in cost of license revenue was primarily related to the termination (in the fourth quarter of 1999) of amortization expense of intangibles related to the Company’s December 1997 acquisition of MDI.

        Cost of Other Services Revenue.    Cost of other services revenue decreased 87.5% to $230,000 in the nine months ended September 30, 2000 from $1,842,000 in the nine months ended September 30, 1999. Cost of other services revenue as a percentage of other services revenue decreased to 54.6% in the nine months ended September 30, 2000 from 62.3% in the nine months ended September 30, 1999. Costs decreased in absolute dollars and as a percentage of other services revenue in the nine months ended September 30, 2000 due to reduced staffing for the Company’s client support, training and consulting organizations related to fewer customers for the Company’s year 2000 products and services, including year 2000 renovations and RQE services, and more effective utilization of the remaining staff.

    Operating Expenses

        Sales and Marketing.    Sales and marketing expenses decreased 77.4% to $309,000 in the nine months ended September 30, 2000 from $1,367,000 in the nine months ended September 30, 1999. As a percentage of total revenue, sales and marketing expenses decreased to 8.7% in the nine months ended September 30, 2000 from 14.0% in the nine months ended September 30, 1999. The decreases in expenses in absolute dollars and as a percentage of total revenue were primarily attributable to reduced staffing, commissions and promotional activities.

        Research and Development.    Research and development expenses decreased 16.2% to $903,000 in the nine months ended September 30, 2000 from $1,078,000 in the nine months ended September 30, 1999. As a percentage of total revenue, research and development expenses increased to 25.5% in the nine months ended September 30, 2000 from 11.1% in the nine months ended September 30, 1999. The increase in research and development expenses as a percentage of total revenue reflects the decrease in total revenue. The decrease in research and development expenses in absolute dollars was primarily attributable to reduced staffing. The Company plans to continue limited maintenance of and enhancements to its existing products and may selectively develop new products. The Company also may develop other service offerings.

        General and Administrative.    General and administrative expenses decreased 57.3% to $1,400,000 in the nine months ended September 30, 2000 from $3,276,000 in the nine months ended September 30, 1999. As a percentage of total revenue, general and administrative expenses increased to 39.6% in the nine months ended September 30, 2000 from 33.6% in the nine months ended September 30, 1999. The increase in general and administrative expenses as a percentage of total revenue reflects the decrease in total revenue. The decrease in general and administrative expenses in absolute dollars was primarily due to the reductions in staffing, the cost of excess space, and legal and accounting fees.

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

        The Company did not record an impairment charge in the nine months ended September 30, 2000.

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

        During the third quarter of 1999, the Company transferred the research and development responsibility for its CodeNine tool from India to the United States. As a result of that decision, the personnel in India were no longer required and were transferred to another unrelated company at cost. In anticipation of completing the sale of all furniture and equipment in India prior to the expiration of the lease in February, 2000, the Company recorded an impairment charge of $145,000 against assets having a net book value of $182,000 to write down assets to their estimated fair value (salvage value) of $37,000.

        Also in the third quarter of 1999, the Company completed its review of its product offering going forward. It was determined that the Company would not be able to afford to develop future products based upon its patented technology. In addition, the Company expected to receive minimal future revenue from its existing products that include the patented technology. Accordingly, the remaining patent book value of $62,000 could no longer be supported and was written down to zero.

        The combination of the $754,000 impairment charge in June 1999 for writedown of the Company’s assets in the United States, the $145,000 impairment charge in September 1999 for write down of the Company’s assets in India, and the $62,000 impairment charge in September 1999, for remaining patent book value resulted in a total impairment charge of $961,000 for the nine months ended September 30 1999.

    Restructuring Charges

        The Company had no restructuring charges in the nine months ended September 30, 2000.

        On March 29, 1999, the Company announced its intention to restructure and recorded a charge of $291,000, consisting of severence payments associated with the termination of 40 employees.

        In April 1999, the Company decided to further reduce the amount of space it occupied in its Billerica, Massachusetts headquarters facility. The space consolidation was completed in the second quarter of 1999 and the Company increased the amount of space it was offering for sublease from 50,000 to 75,000 square feet. Accordingly, in June 1999, the Company recorded an additional restructure charge of $517,000 consisting primarily of the cost of lease expenses and real estate commissions associated with the additional vacated 25,000 square feet net of estimated sublease income.

        At the end of the second quarter of 1999, the Company re-evaluated its estimated costs associated with its previous restructure charges based upon activity and experience to date. This evaluation included a re-estimate of the remaining costs to be incurred in the future under the previous restructurings and resulted in an $813,000 release from the restructuring accrual. The $813,000 release in the second quarter of 1999 represented the difference between the remaining restructure accrual and the future estimated costs. Of the total release, $75,000 was related to the provision of severance and benefit payments for terminated employees and $738,000 was related to the closure of facilities and the reduction of occupied space.

        The $738,000 facility related release in the second quarter of 1999 broke down as follows:

Billerica related	$(502,000)
Cincinnati related	(272,000)
Lisle related	36,000

Total	$(738,000)

PERITUS SOFTWARE SERVICES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

        During the third quarter of 1999, the Company developed a workable plan to relocate its headquarters from Billerica to its existing facility in Westborough, Massachusetts. The plan, along with the Company’s degraded financial condition, enabled the Company to negotiate a favorable settlement of its Billerica lease. In September 1999, the Company entered into a settlement agreement with BCIA New England Holdings LLC. Under the settlement, the Company agreed to pay $200,000 in cash, relinquish its $300,000 security deposit, issue 500,000 shares of common stock and provide $71,000 of furniture and equipment. All of these items were charged against the accrued restructuring liability during the third quarter of 1999. The Company also charged the liability for a $734,000 write-off of leasehold improvements and other fixed assets directly tied to its Billerica facility. The favorable Billerica settlement resulted in a release from the restructuring accrual of $392,000.

        The total facility-related release of $436,000 in the third quarter of 1999 broke down as follows:

Billerica related	$(392,000)
Lisle related	(44,000)

Total	$(436,000)

        The Lisle related release resulted from the settlement of the Lisle telephone system lease for less than the capitalized lease liability.

        In total, the Company recorded a net favorable impact of $450,000 in the third quarter 1999, associated with restructuring of which $436,000 related to facilities and $14,000 related to terminated employees.

        The combination of the 1999 first quarter provision of $291,000, the 1999 second quarter provision of $517,000, the 1999 second quarter release of $813,000, and the 1999 third quarter release $450,000, resulted in a net favorable impact of $455,000 to operations for the nine months ended September 30, 1999.

    Gain on the Sale of Assets

        For the nine months ended September 30, 2000, the Company recorded a gain on the sale of assets of $24,000 that represented the excess of the sales proceeds over the net book value of the fixed assets of the Company’s India subsidiary that were sold during the first quarter of 2000.

    Interest Income (Expense), Net

        Interest income and expense consists primarily of interest income from investments and cash balances, partially offset by interest expense on debt. The Company had interest income, net, of $241,000 in the nine months ended September 30, 2000 compared to interest income, net, of $63,000 in the nine months ended September 30, 1999. This change in interest income (expense), net, was primarily attributable to increased interest income from interest bearing investments as a result of the Rocket investment.
PERITUS SOFTWARE SERVICES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

    Cost of Strategic Investment

        On March 27, 2000, Rocket invested $4,000,000 in the Company in exchange for 10,000,000 shares ($0.40 per share) of restricted common stock (approximately 37% of the outstanding shares of common stock after investment). For the nine months ended September 30, 2000, the Company recorded a non-cash charge of $4,000,000 for the cost of this strategic investment equal to the difference between the purchase price per share of $0.40 and the market price per share of $0.80 on March 27, 2000.

    Provision for Income Taxes

        The Company’s income tax provision was a credit of $15,000 for the nine months ended September 30, 2000 and a charge of $5,000 for the nine months ended September 30, 1999. During the nine months ended September 30, 2000, the Company received a refund of $15,000 for foreign taxes withheld from a customer payment in 1999. The provision of $5,000 for the nine months ended September 30, 1999 was for several small city and state tax obligations.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has financed its operations and capital expenditures primarily with the proceeds from sales of the Company’s convertible preferred stock and common stock, borrowings, and advance payments for services from clients. The Company’s cash balances were $2,754,000 and $2,475,000 at September 30, 2000 and December 31, 1999, respectively. The Company’s short-term and long-term investments were $1,411,000 and $2,000,000 at September 30, 2000. There were no short-term or long-term investments at December 31, 1999. The Company’s working capital was $3,879,000 and $1,640,000 at September 30, 2000 and December 31, 1999, respectively.

        The Company’s operating activities used cash of $378,000 and $1,195,000 during the nine months ended September 30, 2000 and 1999, respectively. The cash used during the nine months ended September 30, 2000 was primarily caused by a net loss of $4,202,000 (less the non-cash cost of the strategic investment of $4,000,000 by Rocket, depreciation and amortization expense of $384,000, and the gain from the sale of assets of $24,000). Other sources were a decrease in accounts receivable of $194,000, a decrease in costs and estimated earnings in excess of billings on uncompleted contracts of $198,000, an increase in accounts payable of $18,000, and a decrease in other assets of $13,000. These amounts were partially offset by a decrease in other accrued liabilities of $611,000, a decrease in deferred revenue of $189,000, a decrease in billings in excess of costs and estimated earnings on uncompleted contracts of $118,000 and an increase in prepaid expenses and other assets of $41,000.

        The Company’s investing activities used cash of $3,359,000 and provided cash of $740,000 during the nine months ended September 30, 2000 and 1999, respectively. During the nine months ended September 30, 2000, the Company purchased short-term investments of $1,411,000, long-term investments of $2,000,000, and property and equipment of $5,000. These amounts were partially offset by proceeds from the sale of property and equipment of $57,000 from the sale of the remaining assets of the Company’s India subsidiary.

        The Company’s financing activities provided cash of $4,020,000 and $117,000 during the nine months ended September 30, 2000 and 1999, respectively. Financing activities in the nine months ended September 30, 2000 primarily reflect an increase from the proceeds of issuance of new common stock of $4,000,000 and the exercise of stock options of $30,000, partially offset by payments on capital lease obligations of $10,000.

        The Company has an accounts receivable purchase agreement with a lender to permit borrowing against certain acceptable receivables at a rate of 80% of the face amount of such receivables up to a maximum of $4,000,000. In exchange for such agreement, the Company granted the lender security interest on substantially all of its assets. There were no borrowings outstanding under the agreement at September 30, 2000.
PERITUS SOFTWARE SERVICES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        On March 27, 2000, Rocket invested $4,000,000 in the Company in exchange for 10,000,000 shares ($.40 per share) of restricted common stock (approximately 37% of the outstanding shares of stock after the investment). The Company granted Rocket certain registration rights with respect to the shares. Based on the Company’s current forecasted cash expenditures, its cash on hand prior to the Rocket investment and the $4,000,000 invested by Rocket, the Company expects to have sufficient cash to finance its operations through the year 2001. The Company’s future beyond the year 2001 is dependent upon its ability to achieve a breakeven cash flow or raise additional financing. There can be no assurances that the Company will be able to do so.

        On October 16, 2000, the Company announced that it retained The Catalyst Group, LLC to render financial advisory and investment banking services in connection with exploring strategic alternatives, including the potential sale of the Company.

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

    Strategic Alternatives

        On October 16, 2000, the Company announced that it retained The Catalyst Group, LLC to render financial advisory and investment banking services in connection with exploring strategic alternatives, including the potential sale of the Company. There can be no assurance that the Company will be able to implement any strategic alternatives that are presented to the Company for consideration.

    Risk of Current Strategy

        In the past, the Company generated significant revenues from marketing and selling products and services that addressed the year 2000 problem. The demand for such products and services has ended and the Company no longer actively markets and sells year 2000 products and services. The Company’s current strategy is to continue to service its existing outsourcing customers and to renew expiring contracts. At the same time, the Company is pursuing new business through (i) the licensing of, and associated consulting and training for, its software maintenance methodology (technology transfer services) and SAM Relay tool and (ii) the provision of various service offerings including, without limitation, contracted research and development and other general software consulting.

        The Company plans to continue limited maintenance of and enhancements to its existing products and may selectively develop new products. The Company also may develop other service offerings. The Company has explored certain extensions of its CodeNine tool beyond the field of application understanding and has concluded that such extensions are not feasible at this time.

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

    Over the Counter Listing

        Trading of the common stock is conducted in the over-the-counter market which could make it more difficult for an investor to dispose of, or obtain accurate quotations as to the market value of, the common stock. In addition, there are additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors. For transactions covered by this rule, the broker-dealer must make a special suitability determination for the purchaser and must have received the purchaser’s written consent to the transaction prior to sale. In addition, if the trading price of the common stock is below $5.00 per share, trading in the common stock would also be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associate therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the common stock, which could severely limit the market liquidity of the common stock and the ability of the Company’s shareholders to sell the common stock in the secondary market.

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
PERITUS SOFTWARE SERVICES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The timing, size and nature of individual outsourcing, technology transfer, insourcing and licensing transactions are important factors in the Company’s quarterly operating results. Many such transactions involve large dollar amounts and the sales cycle for these transactions is often lengthy and unpredictable. In addition, the sales cycle associated with these transactions is subject to a number of uncertainties, including clients’ budgetary constraints, the timing of clients’ budget cycles and clients’ internal approval processes. There can be no assurance that the Company will be successful in closing such large transactions on a timely basis or at all. Most of the Company’s outsourcing engagements are performed on a fixed-price basis and, therefore, the Company bears the risk of cost overruns and inflation. A significant percentage of the Company’s revenue derived from these engagements is recognized on the percentage-of-completion method, which requires revenue to be recorded over the term of a client contract. A loss is recorded at the time when current estimates of project costs exceed unrecognized revenue. The Company’s operating results may be adversely affected by inaccurate estimates of contract completion costs.

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

    Concentration of Clients

        The Company’s revenue is highly concentrated among a small number of clients. During the year ended December 31, 1999, revenue from three clients accounted for 40.5% of the year’s revenue, with one client representing 21.7%. The contracts for two of these three clients (representing 18.8% of the revenue for the year ended December 31, 1999) terminated in November 1999 and March 2000. During the three and nine month periods ended September 30, 2000, $375,000 and $1,045,000 of license revenue were attributable to paid-up license revenue from one and two customers, respectively. The loss of, or a significant reduction in revenue from, any of the Company’s major clients would have a material adverse impact on the Company’s business, financial condition and results of operations. In addition, with such a large percentage of the Company’s revenue attributable to a small number of clients, the loss of one or more major clients would have a material adverse impact on the Company’s liquidity.

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
PERITUS SOFTWARE SERVICES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

    Fixed-Price, Fixed-Time Contracts

        Part of the Company’s business is to offer its outsourcing and technology transfer services on fixed-price, fixed-time frame contracts, rather than contracts in which payment to the Company is determined solely on a time-and-materials basis. These contracts are terminable by either party generally upon prior written notice. Although the Company uses its proprietary tools and methodologies and its past project experience to reduce the risks associated with estimating, planning and performing the fixed-price projects, the Company’s standard outsourcing and technology transfer agreements provide for a fixed-fee based on projected reductions in a client’s maintenance costs and increases in a client’s maintenance productivity. The Company’s failure to estimate accurately the resources, costs and time required for a project or its failure to complete its contractual obligations within the time frame committed could have a material adverse effect on the Company’s business, financial condition and results of operations.

    Potential for Contract Liability

        The Company’s products and services relating to software maintenance involve key aspects of its clients’ computer systems. A failure in a client’s system could result in a claim for substantial damages against the Company, regardless of the Company’s responsibility for such failure. The Company attempts to limit contractually its liability for damages arising from negligent acts, errors, mistakes or omissions in rendering its products and services. Despite this precaution, there can be no assurance that the limitations of liability set forth in its contracts would be enforceable or would otherwise protect the Company from liability for damages. Additionally, the Company maintains general liability insurance coverage, including coverage for errors and omissions. However, there can be no assurance that such coverage will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The successful assertion of one or more large claims against the Company that exceed available insurance coverage or changes in the Company’s insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on the Company’s business, financial condition and results of operations. Furthermore, litigation, regardless of its outcome, could result in substantial cost to the Company and divert management’s attention from the Company’s operations. Any contract liability claim or litigation against the Company could, therefore, have a material adverse effect on the Company’s business, financial conditions and results of operations.

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

    Limited Protection of Proprietary Rights

        The Company relies on a combination of patent, copyright, trademark and trade secret laws and license agreements to establish and protect its rights in its software products and proprietary technology. In addition, the Company currently requires its employees and consultants to enter into nondisclosure and assignment of invention agreements to limit use of, access to and distribution of its proprietary information. There can be no assurance that the Company’s means of protecting its proprietary rights in the United States or abroad will be adequate. The laws of some foreign countries may not protect the Company’ s proprietary rights as fully or in the same manner as do the laws of the United States. Also, despite the steps taken by the Company to protect its proprietary rights, it may be possible for unauthorized third parties to copy aspects of the Company’ s products, reverse engineer, develop similar technology independently or obtain and use information that the Company regards as proprietary. Furthermore, there can be no assurance that others will not develop technologies similar or superior to the Company’s technology or design around the proprietary rights owned by the Company.

        The Company has entered into license agreements with certain clients that allow these clients access to and use of the source code of certain of the Company’s software for certain purposes. Access to the Company’s source code may increase the likelihood of misappropriation or misuse by third parties.

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

        The Company maintains trademarks and service marks to identify its various service offerings, products and software. Although the Company has registered certain trademarks and service marks with the United States Patent and Trademark Office (“PTO”) and has several trademark and service mark applications pending in the United States and foreign jurisdictions, not all of the applications have been granted and, even if granted, there can be no assurance that a particular trademark or service mark will survive a legal challenge to its validity or provide meaningful or significant protection to the Company. In addition, the Company has abandoned the applications of certain trademarks or service marks that it believes are not critical to its business in the future. In some cases, entities other than the Company are using certain trademarks and service marks either in a jurisdiction where the Company has not filed an application or in which the Company is using a mark in a different manner than a third party. There may be some risk of infringement claims against the Company in the event that a service or product of the Company is too similar to that of another entity that is using a similar mark.

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

    Rapid Technological Change

        The market for the Company’s products and services is characterized by rapidly changing technology, evolving industry standards and new product introductions and enhancements that may render existing products obsolete. As a result, the Company’s market position could erode further due to unforeseen changes in the features and functionality of competing products. The process of developing products and services such as those offered by the Company is extremely complex and is expected to become increasingly complex and expensive in the future with the introduction of new platforms and technologies. There can be no assurance that the Company will develop any new products or services at all or in a timely fashion or that the Company’s current or future products or services will satisfy the needs of its target market.

    Potential Adverse Effects of Anti-Takeover Provisions; Possible Issuance of Preferred Stock

        The Company’s Amended and Restated Articles of Organization and Amended and Restated By-laws contain provisions that may make it more difficult for a third party to acquire, or discourage acquisition bids for, the Company. For instance, the Company’s Amended and Restated By-laws provide that special meetings of stockholders may be called only by the President, the Board of Directors or the holders of at least 80% of the voting securities of the Company. In addition, the Massachusetts General Laws provide that stockholders may take action without a meeting only by the unanimous written consent of all stockholders. The Company’s Board of Directors is also divided into three classes, as nearly equal in size as possible, with staggered three-year terms. The Company is also subject to an anti-takeover provision of the Massachusetts General Laws which prohibits, subject to certain exceptions, a holder of 5% or more of the outstanding voting stock of the Company from engaging in certain activities with the Company, including a merger, stock or asset sale. The foregoing provisions could limit the price that certain investors might be willing to pay in the future for shares of the Company’s Common Stock. In addition, shares of the Company’s Preferred Stock may be issued in the future without further stockholder approval and upon such terms and conditions, and having such rights, privileges and preferences, as the Board of Directors may determine. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of any holders of Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible strategic transactions, acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire, or discouraging a third party from acquiring, a majority of the outstanding voting stock of the Company.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

        As of September 30, 2000, the Company was exposed to market risks which primarily included changes in U.S. interest rates. The Company maintains a substantial portion of its cash and cash equivalents in financial instruments with purchased maturities of one year or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments, an immediate increase in interest rates would not have a material effect of the Company’s financial condition or results of operations.

PERITUS SOFTWARE SERVICES, INC.

PART II. OTHER INFORMATION

ITEM 1.    Legal Proceedings

        On or about April 28, 1999, the Company filed a lawsuit in the United States District Court for the District of Massachusetts against Micah Technology Services, Inc. and Affiliated Computer Services, Inc. (collectively, “Micah”). The lawsuit principally alleges that Micah breached its contract with the Company by failing to pay for services performed by the Company under such contract. The lawsuit further alleges that since Micah was unjustly enriched by the services performed by the Company, the Company is entitled to recovery based on quantum meruit, and that Micah engaged in unfair and/or deceptive trade practices or acts in violation of Massachusetts General Laws (“M.G.L.”) Chapter 93A by allowing the Company to perform services when Micah did not pay for such services. The lawsuit seeks unspecified damages on the breach of contract and quantum meruit claims and double or triple damages on the Chapter 93A claim. Micah has denied the Company’s allegations and has filed a counterclaim against the Company principally alleging fraud, negligent misrepresentations, breach of contract and that the Company engaged in unfair and/or deceptive trade practices or acts in violation of M.G.L. Chapter 93A by its misrepresentations and breach of contract. The Company denied the allegations contained in Micah’s counterclaim and intends to contest the counterclaim vigorously. A non-binding mediation hearing was held on March 17, 2000 and no settlement was reached. The parties are in the discovery phase of the litigation and are presently engaged in discussions in order to attempt to settle the lawsuit.

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

Exhibit 10.1	Consulting Services Agreement dated as of June 22, 2000 by and between the Company and Dominic K. Chan

Exhibit 10.2	Consulting Services Agreement dated as of July 1, 2000 for the IBM/SBC and Other Projects between the Company and Rocket Software, Inc.

Exhibit 10.3	Mainframe Equipment Use Agreement dated as of July 1, 2000 by and between the Company and Rocket Software, Inc.

Exhibit 10.4	Consulting Services Agreement for Professional/Administrative Services dated as of May 1, 2000 by and between the Company and Rocket Software, Inc.

Exhibit 27.1	Financial Data Schedule for the nine months ended September 30, 2000

Exhibit 27.2	Amended Financial Data Schedule for the six months ended June 30, 2000

    (b)  Reports on Form 8-K:

        None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 9, 2000

PERITUS SOFTWARE SERVICES , INC .

/s/ JOHN D. GIORDANO
By:
John D. Giordano
President, Chief Executive Officer and Chief Financial Officer (Principal Financial Officer)

PERITUS SOFTWARE SERVICES , INC

/s/ PATRICK MANNING
By:
Patrick Manning
Corporate Controller (Chief Accounting Officer)

PERITUS SOFTWARE SERVICES, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

EXHIBIT INDEX

Exhibit No	Description
Exhibit 10.1	Consulting Services Agreement dated as of June 22, 2000 by and between the Company and Dominic K. Chan
Exhibit 10.2	Consulting Services Agreement dated as of July 1, 2000 for the IBM/SBC and Other Projects between the Company and Rocket Software, Inc.
Exhibit 10.3	Mainframe Equipment Use Agreement dated as of July 1, by and between the Company and Rocket 2000 Software, Inc
Exhibit 10.4	Consulting Services Agreement for Professional/Administrative Services dated as of May 1, 2000 by and between the Company and Rocket Software, Inc
Exhibit 27.1	Financial Data Schedule for the nine months ended September 30, 2000
Exhibit 27.2	Amended Financial Data Schedule for the six months ended June 30, 2000