Form 10-K405
period 2000-12-31
PERITUS SOFTWARE SERVICES INC
filed 2001-03-21
CIK 1011632

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   _________

                                   FORM 10-K
                                   _________


   FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)
           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

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

                         Common Stock, $0.01 par value

                                (Title of Class)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 15, 2001, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $1,175,369. Reference is made to Part II, Item 5 of this Annual Report on Form 10-K for a statement upon which this calculation is based. As of that date, there were 27,319,903 shares outstanding of the registrant's common stock, $0.01 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

None.

================================================================================

                        PERITUS SOFTWARE SERVICES INC.

                                  FORM 10-K65

                                 ANNUAL REPORT

                               TABLE OF CONTENTS


                                                      PART I
                                                                                                              Page
                                                                                                              ----
Item 1.    Business.........................................................................................     3
Item 2.    Properties.......................................................................................    10
Item 3.    Legal Proceedings................................................................................    10
Item 4.    Submission of Matters to a Vote of Security Holders..............................................    11

                                                      PART II

Item 5.    Market for the Registrant's Common Stock and Related Stockholder Matters.........................    11
Item 6.    Selected Financial Data..........................................................................    11
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations............    13
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.......................................    28
Item 8.    Financial Statements and Supplementary Data......................................................    29
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............    55

                                                     PART III

Item 10.   Directors and Executive Officers of the Registrant...............................................    55
Item 11.   Executive Compensation...........................................................................    57
Item 12.   Security Ownership of Certain Beneficial Owners and Management...................................    60
Item 13.   Certain Relationships and Related Transactions...................................................    61

                                                      PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K..................................    62
Signatures..................................................................................................    63

     Peritus is a registered trademark, Automate 2000 is a registered service mark, AutoEnhancer, SAM Relay and CodeNine are trademarks and Renovation Quality Evaluation and Software Asset Maintenance are service marks of Peritus Software Services, Inc., MDI is a registered trademark, Vantage YR 2000 is a trademark and the MDI logo is a registered service mark of Millennium Dynamics, Inc.

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

     This Annual Report may contain forward-looking statements which involve risks and uncertainties. The Registrant's actual results may differ materially from the results discussed in such statements. Certain factors that could cause such a difference include, without limitation, the factors listed below in "Factors That May Affect Future Results". The Registrant does not assume any obligation to update any of the forward-looking statements it makes.

                                    PART I.

Item 1. Business

Company Current Condition and Current Strategy

     In the second half of 1998 and in 1999, the overall market for the year 2000 tools and services of Peritus Software Services, Inc. ("Peritus" or the "Company") contracted dramatically, resulting in substantial financial losses. In response, the Company substantially reduced its workforce in September and December of 1998 and again in April of 1999. During the second and third quarters of 1999, the Company also settled its leases for its facilities in Cincinnati, Ohio, Lisle, Illinois and Billerica, Massachusetts and took other efforts to reduce its fixed costs. As a result of the Company's degraded financial condition, the Company began encountering major obstacles in obtaining new outsourcing business. Since most outsourcing engagements are multi-year and involve critical applications, prospective new clients, although interested in the capabilities and technology of the Company, were reluctant or unwilling to commit to contracts. Despite the significant reduction in the overall cost structure as a result of the foregoing and other actions, the Company was unable to achieve a cash flow break-even position in the years ended December 31, 1999 and 2000.

     On March 27, 2000, Rocket Software, Inc. ("Rocket"), a privately held company, invested $4,000,000 in the Company in exchange for 10,000,000 shares ($.40 per share) of restricted common stock (37% of outstanding stock after the investment). The Company granted Rocket certain registration rights with respect to the shares.

     During the second and third quarters of 2000, the Company explored certain extensions to its CodeNine tool beyond the field of application understanding and concluded that such extensions were not feasible.

     On October 16, 2000, the Company announced that it retained The Catalyst Group, LLC to render financial advisory and investment banking services in connection with exploring strategic alternatives, including the potential sale of the Company. The Company is currently engaged in exploring a number of possibilities for potential sale or merger of the Company.

     On February 8, 2001, the Company announced that it was reducing its workforce by nine employees effective February 23, 2001.

     The Company experienced net losses of $4,166,000, $2,583,000 and $26,673,000 in the years ended December 31, 2000, 1999 and 1998, respectively. Based on the Company's current forecasted cash expenditures and its cash on hand, the Company expects to have sufficient cash to finance its operations through the year 2001. The Company's future beyond the year 2001 is dependent upon its ability to execute some form of organizational transaction, achieve break-even cash flow, or raise additional financing. There can be no assurances that the Company will be able to do so.

     The Company's primary strategy is to seek some form of organizational transaction. Beyond that, the Company intends to continue to service its existing outsourcing customers and to renew expiring contracts. At the same time, the Company is pursuing new business through (i) the licensing of, and associated consulting and training for, its software maintenance methodology (technology transfer services), its SAM Relay tool and selectively its CodeNine tool, and (ii) the provision of various service offerings including, without limitation, general software consulting.

Company Overview

     Peritus provides solutions consisting of software products and services that enable organizations to improve the productivity, quality and effectiveness of their information technology ("IT"), systems maintenance or software evolution functions. The Company employs software tools, methodologies and processes, designed to automate the typically labor-intensive processes involved in conducting mass change and other software maintenance tasks. In 1996, the Company released its first commercially available product, its AutoEnhancer/2000 software, which was aimed at the industry's most pervasive mass change challenge, the year 2000 problem, to value added integrators and directly to end users. In 1996, the Company expanded its research and development efforts through the acquisition of Vista Technologies Incorporated ("Vista"), a developer of computer-aided engineering software. In 1997, the Company expanded its product offerings and research and development efforts by releasing an enhanced version of the AutoEnhancer/2000 software, which enables a client to perform logic correction only changes with regard to year 2000 renovations, and by acquiring substantially all of the assets and assuming certain of the liabilities of Millennium Dynamics, Inc. ("MDI"), a software tools company with year 2000 products for the IBM mainframe and AS/400 platforms from American Premium Underwriters, Inc. ("APU").

     In response to changes in the markets for the Company's products and services, the Company emphasized the direct delivery of year 2000 renovation services and renovation quality evaluation ("RQE") services in the beginning of 1998 and also began to refocus the Company's business on software maintenance outsourcing services. In 1998, the Company also began licensing its RQE tool, a product used to facilitate an in-house evaluation of a completed year 2000 renovation. As the market continued to shift from the Company's year 2000 products and services during the third quarter of 1998, the Company revised its overall strategy to emphasize the growth of its software maintenance outsourcing business over the long term and to meet its clients needs for year 2000 renovation services and RQE services. In July 1998, the Company announced its software maintenance outsourcing offerings, "Software Asset Maintenance for Software Providers" ("SAMsp") and "Software Asset Maintenance for Information Systems" ("SAMis"), which are outsourcing solutions designed specifically for the manufacturers of system software and software products and for information technology departments that maintain application software, respectively.

     In the second half of 1998, the overall market for the year 2000 products and services of the Company contracted dramatically, resulting in substantial financial losses and, in response, the Company substantially reduced its workforce in September and December of 1998. As a result of the Company's degraded financial condition, the Company began encountering major obstacles in obtaining new outsourcing business. Since most outsourcing engagements are multi-year and involve critical applications, prospective new clients, although interested in the capabilities and technology of the Company, were reluctant or unwilling to commit to contracts. Based upon its continued difficulties, the Company substantially reduced its workforce again in April 1999 and experienced significant voluntary attrition in its workforce.

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

     During the second and third quarters of 1999, the Company settled its leases for its facilities in Cincinnati, Ohio, Lisle, Illinois and Billerica, Massachusetts and took other efforts to reduce its fixed costs.

     On March 27, 2000, Rocket Software, Inc. ("Rocket"), a privately held company, invested $4,000,000 in the Company in exchange for 10,000,000 shares ($.40 per share) of restricted common stock (37% of outstanding stock after the investment). The Company granted Rocket certain registration rights with respect to the shares. The Company recorded a one-time charge related to the investment of approximately $4,000,000 in the quarter ended March 31, 2000. The charge represented the difference between the quoted market price on the commitment date and the price paid by Rocket. Under certain sections of the Internal Revenue Code, a change in ownership of greater than 50% within a three-year period places an annual limitation on the Company's ability to utilize its existing net operating loss and research and development tax credit carry-forwards. The investment by Rocket triggered such limitation.

     During the second and third quarters of 2000, the Company explored certain extensions to its CodeNine tool beyond the field of application understanding and concluded that such extensions were not feasible.

     On October 16, 2000, the Company announced that it retained The Catalyst Group, LLC to render financial advisory and investment banking services in connection with exploring strategic alternatives, including the potential sale of the Company. The Company is currently engaged in exploring a number of possibilities for potential sale or merger of the Company.

     On February 8, 2001, the Company announced that it was reducing its workforce by nine employees effective February 23, 2001.

     The Company experienced net losses of $4,166,000, $2,583,000 and $26,673,000 in the years ended December 31, 2000, 1999 and 1998, respectively. Based on the Company's current forecasted cash expenditures and its cash on hand, the Company expects to have sufficient cash to finance its operations through the year 2001. The Company's future beyond the year 2001 is dependent upon its ability to execute some form of organizational transaction, achieve break-even cash flow, or raise additional financing. There can be no assurances that the Company will be able to do so.

     The Company currently derives its revenue from software maintenance outsourcing services, software and methodology licensing and other services. Historically, the Company's products and services have been marketed through its direct sales force, both domestically and in Europe, and through value added integrators operating worldwide. The Company currently has no direct sales force representatives. Future sales will be dependent upon the sales efforts of senior management and the use of sales agency relationships.

Industry Background

     With the globalization of markets and increased competitive pressures to reduce operating costs, shorten time to market, improve product quality and increase customer responsiveness, large organizations throughout the world have become increasingly dependent on IT to organize and manage their businesses and serve their customers. Many of these organizations utilize large mainframe computer systems, client/server systems or a combination thereof for the information processing requirements of their enterprises. These IT systems contain the core knowledge and processes that support mission-critical operations, and maintaining the investment in these IT systems is a requirement for organizations worldwide. In some circumstances, it has formed the basis for organizations to enter into new businesses or develop new business strategies.

     A key challenge facing organizations has been to understand, modify, update and adapt their IT systems and evolve their software to respond to a changing, more complex and more competitive business environment. This challenge has increased with the broadening complexity of IT and the continued evolution of mainframe systems, as well as the advent of distributed, client/server computing and the proliferation of third-party enterprise software applications. At the same time, the pace of change in business environments has accelerated, requiring organizations to continually evolve their IT systems and environments to adapt to changing business conditions and processes. This software evolution process is typically time-consuming, labor-intensive and expensive, and consists not only of fixing "bugs" and maintaining the current level of software performance and functionality, but also of making enhancements, implementing mass changes to the code and migrating applications to new computing platforms.

Peritus Products, Services and Technology

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

 Products and Services

     Currently, the Company's product offerings include its CodeNine and SAM Relay tools and its service offerings include software maintenance outsourcing (SAMis and SAMsp), technology transfer and insourcing services.

 CodeNine

     The Company's CodeNine tool enables a user to understand a mainframe based application or application set. It employs a combination of methodologies and automated software features that enable a user to extract mainframe applications and move the code to a PC workstation for analysis and understanding. It provides detailed information on the application inventory and relationships between software assets; partitions the assets into applications, business transactions, and elementary transactions; generates application size metrics, such as function point counts; and supports the modeling of enhancements including function point counts. It can also provide low-level impact analysis on individual code members. CodeNine also aids in the understanding of legacy applications to help facilitate determining the best strategy for enabling these applications for Internet use.

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

     Outsourcing services are performed at both Company and client locations with a team of Company employees, or a team consisting of Company and client employees. The Company also selectively employs subcontractors. Formal training, support and continuous improvement are part of every outsourcing service offering. The Company's self-directed outsourcing teams understand and exploit organizational dynamics, workflow management and proprietary technology to enhance the productivity, responsiveness and quality of the software evolution process. Individual team members develop a deep and broad understanding of many programming languages and applications, as well as maintenance technologies and de-bugging methodologies. The Company also uses its SAM Relay tool in its outsourcing arrangements where appropriate.

     In connection with the delivery of its outsourcing services, the Company assesses the IT costs of a client together with other factors such as quality, productivity, and software and hardware environment and, in general, agrees to provide IT services on a fixed price, fixed timeframe basis after a detailed assessment.

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

 Mass Change Solutions

     Technology for Mass Change. The Company's Mass Change Engine is designed to address mass changes to IT systems (such as expansion of data fields or changes in product or part identifiers) by accepting as input the identified data structure and desired rules of transformation. The Mass Change Engine then examines the entire set of computer programs to trace all related data and instructions, computes the necessary changes that are the result of that simple change requirement and makes corresponding adjustments in all programs and data so that only the desired change occurs without impacting the underlying logic. These tasks are accomplished through the use of an adaptive seed generator based on neural network technology, the creation of a repository of relationships between the data and instructions using PIL and the use of propagations that determine the relationship between variables and seeds using a set of identification rules and information embedded in the repository. The Company's Mass Change Engine can be adapted to address specific mass change needs. The Company's AutoEnhancer/2000 software is an example of an extension of the Mass Change Engine. The Company has received a United States Patent, Patent Number:
5,838,979 covering certain technology applicable to the Mass Change Engine. The Mass Change Engine is not currently marketed by the Company.

     Year 2000 Renovation Tools. The Company's year 2000 products and services provided a comprehensive renovation solution for organizations seeking to address the year 2000 problem. The Company's AutoEnhancer/2000 software, which is based on its Mass Change Engine, was also designed to provide flexibility in addressing the critical identification, correction and verification components of a year 2000 renovation. The AutoEnhancer/2000 software was designed to be interoperable with third-party assessment, extraction and testing tools. The Vantage YR2000 software toolset was designed to assist and automate the code conversion process required to make software code residing on the IBM mainframe and AS/400 platforms year 2000 compliant. The toolset employs a combination of methodologies and automated software tools that are designed to enhance the productivity of the code conversion process. The underlying technology is based on an automated parsing and conversion technology that identifies date sensitive variables and provides correction either through date expansion or logic conversion. The Company's Year 2000 renovation tools are no longer marketed by the Company.

     Year 2000 Renovation Quality Evaluation Tool. The Company's RQE Tool was used to facilitate an in-house evaluation of a Year 2000 renovation of C and COBOL code by identifying and evaluating date sensitive variables in the renovated code. It is no longer marketed by the Company.

Technology

     The Company's core technologies consist of its CodeNine tool, SAM Relay tool, and Mass Change Engine, (as previously described) as well as the Peritus Intermediate Language and other computer-based tools and formal mathematical techniques.

     The Peritus Intermediate Language. The Company has developed its Peritus Intermediate Language to support accurate analysis of why a program functions incorrectly. PIL is based on the mathematical theory that all computations can be expressed in a small number of abstract instructions into which existing computer languages can be translated. PIL consists of 13 abstract instructions and currently the COBOL, RPG, C and PL/1 programming languages have been translated by the Company into PIL. When data enter a computer program, their paths can be traced by the values assigned to them by the instructions in that program. In contrast, PIL can be used to trace the paths of all data that fall into mathematically describable classes. As a result, if the data are in a certain state when a program completes or aborts, it is possible, using PIL, to determine the initial conditions of these data before the program was executed. In addition, the use of PIL allows tools to be built that can verify whether a program is logically correct by specifying pre and post conditions of classes of data rather than relying on the traditional method of testing, which is based on trial and error using selected data points. The Company has received a United States Patent, Patent Number: 6,029,002 relating to the use of PIL.

     Other Computer-Based Tools. Currently, the Company's other computer-based tools include:

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

Sales and Marketing

     Historically, the Company offered its products and services to clients through both direct and indirect channels, including value added integrators as well as domestic and international distributors.

 Direct Sales

In April 1999, the Company reduced its direct sales force to one sales representative. Thereafter, the Company hired one other direct sales representative and entered into a contract with a sales agent. Currently, the Company has a Vice President of Sales and Marketing but no Direct Sales Representatives. Future sales will be dependent upon the sales efforts of senior management and the use of sales agency relationships. Prior to April 1999, the Company sold and supported its products and services directly in the United States.

 Indirect Sales

     The Company has inactive agreements with value added integrators for its Year 2000 products. During 2000, the Company had no sales from these value-added integrators. The Company's integrators are located in the United States, Canada, Europe and Japan and are authorized by Peritus to sublicense the Company's products and/or services to end users or system integrators in their respective territories.

 Marketing

     In April 1999, the Company eliminated its marketing organization to minimize its expenses. Currently, the Company has a Vice President of Sales and Marketing and spent a limited amount on marketing and promotional activities in 2000. Prior to April 1999, the Company's marketing organization worked closely with product management and the sales organization in the development of Company marketing literature, market research to assist in strategic planning and tactical decision making, trade show programs and exhibit planning, advertising and public relations support.

Clients

     The Company offers its products and services to end users in a variety of industries including financial services, telecommunications, transportation, insurance, utilities and manufacturing.

     To date, the Company's revenue has been dependent on a few major clients, including American Telephone & Telegraph Company ("AT&T"), Bull HN Information Systems, Inc. ("Bull"), Computer Sciences Incorporated ("CSC"), Compaq Computer Corporation ("Compaq"), EMC Corporation ("EMC"), Ford Motor Company ("Ford"), CGI Group Inc ("CGI") International Business Machines Corporation ("IBM"), Merrill Lynch, Pierce Fenner & Smith Incorporated ("Merrill Lynch"), Metropolitan Life Insurance Company ("Met Life"), MicroAge Computer Center, Inc. ("Microage"), and Telesector Resources Group Inc. ("NYNEX"). During 2000, Bull, Ford, EMC, and CGI represented approximately 40.3%, 15.1%, 12.2%, and 10.4% of the Company's total revenue, respectively. During 1999, Bull and Compaq represented approximately 21.7% and 11.8% of the Company's total revenue, respectively. During 1998, AT&T and Bull represented approximately 12.2% and 10.0% of the Company's total revenue, respectively. In addition, the Company's ten largest clients represented approximately 97.6%, 70.1% and 52.4% of the Company's total revenue in the years ended December 31, 2000, 1999 and 1998, respectively.

     The Company has entered into agreements to provide software consulting services and software maintenance services with Compaq, Computervision, EMC and Bull. The Compaq agreement terminated in March 2000. The Computervision agreement terminated in December 2000. In December 2000, the Company received notification that EMC will terminate its agreement effective March 31, 2001. The Bull contract expires on December 31, 2006 but is earlier cancelable by Bull or the Company. The Company is currently in discussions with Bull on the contract's principal statement of work regarding the pricing and extent of services to be provided in the year 2002.

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

Research and Product Development

     Historically, the Company has invested significantly in enhancing existing technology and developing new products and services. As a result of the Company's restructurings in 1998 and 1999, the majority of the Company's research and development resources were eliminated. The Company plans to continue limited maintenance of and enhancements to its existing products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of research and development expenses incurred from 1998 through 2000.

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

Competition

     The market for the Company's software products and services is intensely competitive and characterized by rapid changes in technology and user needs and the frequent introduction of new products. The Company's competitors include outsourcing service providers and software maintenance tools vendors. The Company faces competition with its CodeNine tool from vendors whose products include some of the functionality of CodeNine, such as Merant PLC, SEEC Inc., Viasoft Inc., and Relativity Technologies, Inc. The Company faces competition with its SAM Relay tool from vendors whose products include some of the functionality of SAM Relay, such as Instinctive Inc., Starbase Inc, Rational Inc. and Interliant Inc.

     The Company also faces competition in the provision of its software maintenance outsourcing services. The Company believes that the principal competitive factors in the market for outsourcing services include company size, price, the ability to provide productivity guarantees, strong client relationships, comprehensive delivery methodologies, responsiveness to client needs, depth of technical skills and reputation. The Company's principal competitors in this market include not only in-house IT departments and systems integrators such as the major accounting firms but also outsourcing service providers such as Computer Sciences Corp., Electronic Data Systems Corporation, IBM Global Services, Keane, Inc. and PKS Information Services, Inc.

     A number of the Company's competitors are more established, benefit from greater name recognition and have substantially greater financial, technical and marketing resources than the Company. Moreover, other than the need for technical expertise, there are no significant proprietary or other barriers to entry in the Company's market.

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

     The Company generally relies on internal efforts in order to develop its software and methodologies. However, in some limited cases, the Company has contracted with various firms, certain of which were located in India and Canada, to develop software or portions of software for and on behalf of the Company. Software development by a contractor for the Company is done pursuant to agreements that generally assign all rights to the Company and contain nondisclosure provisions. Such software developed by a contractor may be merged with software that the Company has developed internally using its employees. In January 1996, the Company acquired Vista and was assigned all of Vista's intellectual property rights, consisting mainly of unregistered copyrights. In December 1997, the Company acquired additional year 2000 technology in connection with the MDI acquisition.

     The Company has been granted three patents by the United States Patent and Trademark Office (the "PTO") pertaining to technologies, processes and methodologies used by the Company's software: (i) United States Patent Number:
5,838,979, that covers certain technology applicable to the Mass Change Engine,
(ii) United States Patent Number: 5,911,142, that covers a system and method that automatically converts field lengths of data fields in a data file that are accessed by a computer program and correspond to date-related data, and (iii) United States Patent Number: 6,029,002 that covers an analyzer for maintaining and analyzing source code that includes a software translator for converting source code into an intermediate language, slicing capability based upon weakest precondition determination, dual direction flow analysis and incorporation of a computational model to facilitate iterative code. There can be no assurance that such patents would survive a legal challenge to their validity or provide meaningful or significant protection to the Company. The Company has abandoned all outstanding patent applications. Some competitors of the Company have announced the filing with the United States Patent and Trademark Office of patent applications relating to fixing and assessing the year 2000 problem. The Company expects that the risk of infringement claims against the Company might increase because its competitors might successfully obtain patents for software products and processes. The Company has become aware of a patent relating to fixing the year 2000 problem based on a "windowing" method. Certain of the Company's technology incorporated in some of its products may infringe on such patent.

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

Employees

     As of March 15, 2001, the Company employed 22 employees, 2 of whom were part-time. It is important for the Company to retain highly skilled and qualified personnel. Competition for such personnel is intense in the computer software industry, particularly for software developers, service consultants, and sales and marketing personnel. There can be no assurance that the Company will be able to retain or attract qualified personnel in the future. The Company's employees are not represented by any labor unions. The Company considers its relations with its employees to be good.

Item 2. Properties

     The Company is headquartered in Westborough, Massachusetts, where it leases approximately 11,600 square feet under a lease expiring in December 2001. The Company has an option to extend the lease for an additional term of three years subject to certain terms and conditions. The extension option expires on March 31, 2001 and the Company does not expect to exercise its option. Prior to lease termination, the Company may negotiate to extend the lease for part or all of the existing space under lease.

Item 3. Legal Proceedings

     In December 1999, while continuing to deny any liability, the Company agreed to settle a then-pending class action lawsuit filed in the United States District Court for the District of Massachusetts relating to events during the period October 22, 1997 through October 26, 1998. The settlement was funded entirely by the Company's directors and officers liability insurer and became final on March 29, 2000.

     On or about April 28, 1999, the Company filed a lawsuit in the United States District Court for the District of Massachusetts against Micah Technology Services, Inc. and Affiliated Computer Services, Inc. (collectively, "Micah"). The lawsuit principally alleged that Micah breached its contract with the Company by failing to pay for services performed by the Company under such contract. The lawsuit further alleged that since Micah was unjustly enriched by the services performed by the Company, the Company was entitled to recovery based on quantum meruit, and that Micah engaged in unfair and/or deceptive trade practices or acts in violation of Massachusetts General Laws ("M.G.L.") Chapter 93A by allowing the Company to perform services when Micah did not pay for such services. The lawsuit sought unspecified damages on the breach of contract and quantum meruit claims and double or triple damages on the Chapter 93A claim. Micah denied the Company's allegations and filed a counterclaim against the Company principally alleging fraud, negligent misrepresentations, breach of contract and that the Company engaged in unfair and/or deceptive trade practices or acts in violation of M.G.L. Chapter 93A by its misrepresentations and breach of contract. The Company denied the allegations contained in Micah's counterclaim. A non-binding mediation hearing was held on March 17, 2000 and no settlement was reached. On December 18, 2000, the Company and Micah agreed to settlement terms whereby Micah agreed to pay, and has paid

$320,000 and both parties agreed to a general release from any and all claims relating to or arising out of this litigation.

Item 4. Submission of Matters to a Vote of Security Holders

 None.

                                    PART II.

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

     The following table sets forth, for the periods indicated, the range of high and low sales prices for the Company's common stock, as reported by the Nasdaq Stock Market, Inc. The Company's securities were traded on the Nasdaq National Market through February 3, 1999. Thereafter, they have been traded on the OTC Bulletin Board. The Company's common stock has been traded under the symbol "PTUS" since the Company's initial public offering on July 2, 1997. These prices reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions, and do not necessarily represent actual transactions.


                                                         2000                 1999
                                                         ----                 ----
                                                   High        Low       High        Low
                                                   ----        ---       ----        ---
First Quarter...................................  $2.2500    $0.0781    $1.1875    $0.1875
Second Quarter..................................  $1.0000    $0.2969    $0.3281    $0.1250
Third Quarter...................................  $0.3281    $0.1563    $0.3125    $0.1250
Fourth Quarter..................................  $0.1875    $0.0625    $0.1406    $0.0781

     Historically, the Company has not declared or paid cash dividends on its common stock and does not plan to pay cash dividends to its stockholders in the foreseeable future. The Company presently intends to retain any earnings to finance its business. As of March 15, 2001, there were 325 stockholders of record of the Company's common stock. The number does not include shareholders who hold their stock in "street name" or through broker or nominee accounts.

     The last per share sale price of the Company's stock on March 15, 2001 was $0.0781. For purposes of calculating the aggregate market value of the shares of the Company's common stock held by non-affiliates, as shown on the cover page of the Annual Report on Form 10-K, it has been assumed that all outstanding shares were held by non-affiliates, except for the outstanding shares beneficially held by the Company's Directors and Executive Officers. However, this should not be deemed to be an admission that all these persons are, in fact, affiliates of the Company, or that there are no other persons who may be deemed to be affiliates of the Company.

Item 6. Selected Financial Data

     The selected financial data set forth below as of December 31, 2000 and 1999, and for the each of three years ended December 31, 2000, are derived from the Company's Consolidated Financial Statements, which appear elsewhere in this Annual Report. The selected financial data set forth below as of December 31, 1998, 1997 and 1996 and for the years ended December 31, 1997 and 1996 are derived from the Company's audited financial statements, which are not included in this Annual Report. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements, including the Notes thereto, included elsewhere in this Annual Report.

                                                                            Year Ended December 31,
                                                                            -----------------------
                                                                 2000      1999       1998       1997      1996
                                                                 ----      ----       ----       ----      ----
                                                                      (In Thousands, Except Per Share Data)
Statement of operations data:
Revenue:
  Outsourcing services.....................................     $ 2,664   $ 5,923   $  9,925   $ 11,447   $10,190
  License..................................................       1,045     2,087      9,444     21,255     6,526
  Other services...........................................         814     3,188     12,163      7,007     2,519
                                                                -------   -------   --------   --------   -------

   Total revenue(1)........................................     $ 4,523   $11,198   $ 31,532   $ 39,709   $19,235
                                                                -------   -------   --------   --------   -------
Cost of revenue:
  Cost of outsourcing services.............................       1,465     4,778      7,577      9,536     8,488
  Cost of license..........................................          --       238      1,631        690       162
  Cost of other services...................................         295     2,013      9,110      5,357     2,931
                                                                -------   -------   --------   --------   -------

   Total cost of revenue(1)................................       1,760     7,029     18,318     15,583    11,581
                                                                -------   -------   --------   --------   -------

Gross profit...............................................       2,763     4,169     13,214     24,126     7,654
                                                                -------   -------   --------   --------   -------
Operating expenses:
Sales and marketing........................................         368     1,450     13,244      8,864     3,116
Research and development...................................       1,189     1,316      8,528      8,324     6,033
General and administrative.................................       1,766     3,570      7,466      4,312     3,249
Write-off of acquired in-process research and development..          --        --         --     70,800        --
Impairment of long-lived assets............................          --       961      5,218         --        --
Restructuring charges (credit).............................          --      (455)     5,906         --        --
Gain on sale of assets.....................................         (24)       --         --         --        --
                                                                -------   -------   --------   --------   -------

   Total operating expenses................................       3,299     6,842     40,362     92,300    12,398
                                                                -------   -------   --------   --------   -------

Loss from operations.......................................        (536)   (2,673)   (27,148)   (68,174)   (4,744)
Interest income (expense), net.............................         342        92        485        948      (296)
                                                                -------   -------   --------   --------   -------
Loss before gain on sale of majority-owned
  subsidiary, cost of strategic investment, income
  taxes, minority interest  and equity in loss of less
  than majority owned company..............................        (194)   (2,581)   (26,663)   (67,226)   (5,040)
Gain on sale of majority-owned subsidiary..................          --        --        (11)        --        --
Cost of strategic investment...............................       4,000        --         --         --        --
Provision (benefit) for income taxes.......................         (28)        2         25        260      (143)
                                                                -------   -------   --------   --------   -------
Loss before minority interest in majority-owned
   subsidiary..............................................      (4,166)   (2,583)   (26,677)   (67,486)   (4,897)
Minority interest in majority-owned subsidiary.............          --        --         (4)         4        24
                                                                -------   -------   --------   --------   -------

Net loss...................................................     $(4,166)  $(2,583)  $(26,673)  $(67,490)  $(4,921)
                                                                =======   =======   ========   ========   =======

  Basic and diluted net loss per share.....................     $ (0.17)  $ (0.15)  $  (1.65)  $  (7.03)  $ (1.02)
                                                                =======   =======   ========   ========   =======

Weighted average shares outstanding- basic
  and diluted..............................................      24,939    16,670     16,177      9,708     5,876
                                                                =======   =======   ========   ========   =======

                                                                             December 31,
                                                              -----------------------------------------
                                                               2000    1999     1998     1997     1996
                                                               ----    ----     ----     ----     ----
                                                                            (In Thousands)
Balance sheet data:
Cash and cash equivalents, including restricted cash...       $3,716  $2,475  $ 3,378  $11,340  $ 7,388
Short-term investments.................................        1,411      --      500    3,000       --
Working capital........................................        5,025   1,640    1,805   20,931    8,218
Total assets...........................................        7,113   4,293   13,723   39,870   17,725
Long-term debt, net of current portion.................           --      --       --      413    1,538
Redeemable stock.......................................           --      --       --       --   12,287
Stockholders' equity (deficit).........................        6,230   2,372    4,810   30,005   (3,302)

-------

(1) Revenue (in thousands) from related parties in the years ended December 31, 2000, 1999, 1998, 1997 and 1996 was $115, $0, $1,331, $4,478, and $6,443,
     respectively. Cost of revenue from related parties in the years ended December 31, 2000, 1999, 1998, 1997 and 1996 was $90, $0, $806, $2,467, and
     $1,984, respectively. See the Company's Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Company Current Condition and Current Strategy

    In the second half of 1998 and in 1999, the overall market for the year 2000 tools and services of Peritus Software Services, Inc. ("Peritus" or the "Company") contracted dramatically, resulting in substantial financial losses. In response, the Company substantially reduced its workforce in September and December of 1998 and again in April of 1999. During the second and third quarters of 1999, the Company also settled its leases for its facilities in Cincinnati, Ohio, Lisle, Illinois and Billerica, Massachusetts and took other efforts to reduce its fixed costs. As a result of the Company's degraded financial condition, the Company began encountering major obstacles in obtaining new outsourcing business. Since most outsourcing engagements are multi-year and involve critical applications, prospective new clients, although interested in the capabilities and technology of the Company, were reluctant or unwilling to commit to contracts. Despite the significant reduction in the overall cost structure as a result of the foregoing and other actions, the Company was unable to achieve a cash flow break-even position in the years ended December 31, 1999 and 2000.

    On March 27, 2000, Rocket Software, Inc. ("Rocket"), a privately held company, invested $4,000,000 in the Company in exchange for 10,000,000 shares ($.40 per share) of restricted common stock (37% of outstanding stock after the investment). The Company granted Rocket certain registration rights with respect to the shares.

    During the second and third quarters of 2000, the Company explored certain extensions to its CodeNine tool beyond the field of application understanding and concluded that such extensions were not feasible.

    On October 16, 2000, the Company announced that it retained The Catalyst Group, LLC to render financial advisory and investment banking services in connection with exploring strategic alternatives, including the potential sale of the Company. The Company is currently engaged in exploring a number of possibilities for potential sale or merger of the Company.

    On February 8, 2001, the Company announced that it was reducing its workforce by nine employees effective February 23, 2001.

The Company experienced net losses of $4,166,000, $2,583,000 and $26,673,000 in the years ended December 31, 2000, 1999 and 1998, respectively. Based on the Company's current forecasted cash expenditures and its cash on hand, the Company expects to have sufficient cash to finance its operations through the year 2001. The Company's future beyond the year 2001 is dependent upon its ability to execute some form of organizational transaction, achieve break-even cash flow, or raise additional financing. There can be no assurances that the Company will be able to do so.

    The Company's primary strategy is to seek some form of organizational transaction. Beyond that, the Company intends to continue to service its existing outsourcing customers and to renew expiring contracts. At the same time, the Company is pursuing new business through (i) the licensing of, and associated consulting and training for, its software maintenance methodology (technology transfer services), its SAM Relay tool and selectively its CodeNine tool, and (ii) the provision of various service offerings including, without limitation, general software consulting.

Company Overview

    Peritus provides solutions consisting of software products and services that enable organizations to improve the productivity, quality and effectiveness of their information technology ("IT"), systems maintenance or software evolution functions. The Company employs software tools, methodologies and processes, designed to automate the typically labor-intensive processes involved in conducting mass change and other software maintenance tasks. In 1996, the Company released its first commercially available product, its AutoEnhancer/2000 software, which was aimed at the industry's most pervasive mass change challenge, the year 2000 problem, to value added integrators and directly to end users. In 1996, the Company expanded its research and development efforts through the acquisition of Vista Technologies Incorporated ("Vista"), a developer of computer-aided engineering software. In 1997, the Company expanded its product offerings and research and development efforts by releasing an enhanced version of the AutoEnhancer/2000 software, which enables a client to perform logic correction only changes with regard to year 2000 renovations, and by acquiring substantially all of the assets and assuming certain of the liabilities of Millennium Dynamics, Inc. ("MDI"), a software tools company with year 2000 products for the IBM mainframe and AS/400 platforms from American Premium Underwriters, Inc. ("APU").

    In response to changes in the markets for the Company's products and services, the Company emphasized the direct delivery of year 2000 renovation services and renovation quality evaluation ("RQE") services in the beginning of 1998 and also began to refocus the Company's business on software maintenance outsourcing services. In 1998, the Company also began licensing its RQE tool, a product used to facilitate an in-house evaluation of a completed year 2000 renovation. As the market continued to shift from the Company's year 2000 products and services during the third quarter of 1998, the Company revised its overall strategy to emphasize the growth of its software maintenance outsourcing business over the long term and to meet its clients needs for year 2000 renovation services and RQE services. In July 1998, the Company announced its software maintenance outsourcing offerings, "Software Asset Maintenance for Software Providers" ("SAMsp") and "Software Asset Maintenance for Information Systems" ("SAMis"), which are outsourcing solutions designed specifically for the manufacturers of system software and software products and for information technology departments that maintain application software, respectively.

    In the second half of 1998, the overall market for the year 2000 products and services of the Company contracted dramatically, resulting in substantial financial losses, and, in response, the Company substantially reduced its workforce in September and December of 1998. As a result of the Company's degraded financial condition, the Company began encountering major obstacles in obtaining new outsourcing business. Since most outsourcing engagements are multi-year and involve critical applications, prospective new clients, although interested in the capabilities and technology of the Company, were reluctant or unwilling to commit to contracts. Based upon its continued difficulties, the Company substantially reduced its workforce again in April 1999 and experienced significant voluntary attrition in its workforce.

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

    In June 1999, the Company reached a settlement with American Financial Group, Inc. ("AFG") and its subsidiaries and affiliates for release from its real estate lease in Cincinnati, Ohio and certain other obligations. Under the settlement, the Company agreed to pay $200,000 in cash and issue 300,000 shares of Common Stock in exchange for release of its real estate lease for 20,500 square feet that required average monthly payments, excluding operating expenses, of $36,000 through November 2002. The Company had not made any payments since October 1998. The settlement also released the Company from net claims for other services and disputes of $334,500.

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

    On March 27, 2000, Rocket Software, Inc. ("Rocket"), a privately held company, invested $4,000,000 in the Company in exchange for 10,000,000 shares ($.40 per share) of restricted common stock (37% of outstanding stock after the investment). The

Company granted Rocket certain registration rights with respect to the shares. The Company recorded a one-time charge related to the investment of approximately $4,000,000 in the quarter ended March 31, 2000. The charge represented the difference between the quoted market price on the commitment date and the price paid by Rocket. Under certain sections of the Internal Revenue Code, a change in ownership of greater than 50% within a three-year period places an annual limitation on the Company's ability to utilize its existing net operating loss and research and development tax credit carry-forwards. The investment by Rocket triggered such limitation.

    During the second and third quarters of 2000, the Company explored certain extensions to its CodeNine tool beyond the field of application understanding and concluded that such extensions were not feasible.

    On October 16, 2000, the Company announced that it retained The Catalyst Group, LLC to render financial advisory and investment banking services in connection with exploring strategic alternatives, including the potential sale of the Company. The Company is currently engaged in exploring a number of possibilities for potential sale or merger of the Company.

    On February 8, 2001, the Company announced that it was reducing its workforce by nine employees effective February 23, 2001.

    The Company experienced net losses of $4,166,000, $2,583,000 and $26,673,000 in the years ended December 31, 2000, 1999 and 1998, respectively. Based on the Company's current forecasted cash expenditures and its cash on hand, the Company expects to have sufficient cash to finance its operations through the year 2001. The Company's future beyond the year 2001 is dependent upon its ability to execute some form of organizational transaction, achieve break-even cash flow, or raise additional financing. There can be no assurances that the Company will be able to do so.

    The Company currently derives its revenue from software maintenance outsourcing services, software and methodology licensing and other services. Historically, the Company's products and services have been marketed through its direct sales force, both domestically and in Europe, and through value added integrators operating worldwide. As a result of its downsizings in 1998, 1999, and 2001, the Company currently has no direct sales force representatives. Future sales will be dependent upon the sales efforts of senior management and the use of sales agency relationships.

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

  Client Concentration

    For the year ended December 31, 2000, Bull, Ford, EMC, and CGI accounted for 40.3%, 15.1%, 12.2%, and 10.4% of the Company's total revenue, respectively. For the year ended December 31, 1999, Bull and Compaq accounted for 21.7% and 11.8% of the Company's total revenue, respectively. For the year ended December 31, 1998, AT&T and Bull accounted for 12.2% and 10.0% of the Company's total revenue, respectively. The Company's ten largest clients in the years ended December 31, 2000, 1999 and 1998 accounted for approximately 97.6%, 70.1% and 52.4% of the Company's total revenue, respectively.

Results of Operations

The following table sets forth for the periods indicated the percentage of total revenue of certain line items included in the Company's consolidated statement of operations:

                                                                                Year Ended December 31,
                                                                                -----------------------
                                                                                 2000     1999     1998
                                                                                 ----     ----     ----
Revenue:
 Outsourcing services.......................................................      58.9%    52.9%    31.5%
 License....................................................................      23.1     18.6     30.0
 Other services.............................................................      18.0     28.5     38.5
                                                                                ------   ------   ------

  Total revenue.............................................................     100.0    100.0    100.0
                                                                                ------   ------   ------
Cost of revenue:
 Cost of outsourcing services...............................................      32.4     42.7     24.0
 Cost of license............................................................       0.0      2.1      5.2
 Cost of other services.....................................................       6.5     18.0     28.9
                                                                                ------   ------   ------

  Total cost of revenue.....................................................      38.9     62.8     58.1
                                                                                ------   ------   ------

Gross profit................................................................      61.1     37.2     41.9
                                                                                ------   ------   ------
Operating expenses:
 Sales and marketing........................................................       8.1     12.9     42.0
 Research and development...................................................      26.3     11.8     27.1
 General and administrative.................................................      39.0     31.9     23.7
 Impairment of long-lived assets............................................       0.0      8.6     16.5
 Restructuring charges (credits)............................................       0.0     (4.1)    18.7
 Gain on sale of assets.....................................................      (0.5)      --       --
                                                                                ------   ------   ------
  Total operating expenses..................................................      72.9     61.1    128.0
                                                                                ------   ------   ------

Loss from operations........................................................     (11.9)   (23.9)   (86.1)
Interest income, net........................................................       7.6      0.8      1.5
                                                                                ------   ------   ------
Loss before gain on sale of majority-owned subsidiary, cost of strategic investment, income taxes, and minority interest in majority-owned
 subsidiary.................................................................      (4.3)   (23.1)   (84.6)
Gain on sale of majority-owned subsidiary...................................        --       --     (0.1)
Cost of strategic investment................................................     (88.4)      --       --
Provision (benefit) for income taxes........................................      (0.6)      --      0.1
                                                                                ------   ------   ------

Loss before minority interest...............................................     (92.1)   (23.1)   (84.6)
Minority interest in majority-owned subsidiary..............................        --       --       --
                                                                                ------   ------   ------

  Net loss..................................................................    (92.1)%  (23.1)%  (84.6)%
                                                                                ======   ======   ======

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

  Revenue

    Total revenue decreased 59.6% to $4,523,000 in the year ended December 31, 2000 from $11,198,000 in the year ended December 31, 1999. This decrease in revenue was primarily due to a decrease in outsourcing services revenue as well as other services revenue, and to a lesser extent, the licensing of the Company's products.

    The Company anticipates that total revenue for the year 2001 will be substantially below the level achieved in 2000.

    Outsourcing Services. Outsourcing services revenue decreased 55.0% to $2,664,000 in the year ended December 31, 2000 from $5,923,000 in the year ended December 31, 1999. As a percentage of total revenue, outsourcing services revenue increased to 58.9% in the year ended December 31, 2000 from 52.9% in the year ended December 31, 1999. The increase in outsourcing services revenue as a percentage of total revenue primarily reflects the decreased contribution of other services revenue to total revenue during the year ended December 31, 2000 when compared to the prior year. The decrease in outsourcing revenue in absolute dollars in the year ended December 31, 2000 compared to December 31, 1999 was primarily attributable to the recording of lower amounts of revenue under existing outsourcing engagements due to reduced workload or contract terminations. Outsourcing revenue in 1999 included $2,068,000 associated with six contracts that terminated during 1999. Outsourcing revenue in 2000 included $244,000 associated with two contracts that terminated during 2000 and $546,000 associated with a contract that terminates on March 31, 2001. Outsourcing services remain a major component of the Company's business. Without the addition of new business, the Company's outsourcing revenue in the future will be significantly below the $2,664,000 recorded in 2000.

    License. License revenue decreased 49.9% to $1,045,000 in the year ended December 31, 2000 from $2,087,000 in the year ended December 31, 1999. As a percentage of total revenue, license revenue increased to 23.1% in the year ended December 31, 2000 from 18.6% in the year ended December 31, 1999. The decrease in license revenue for 2000 in absolute dollars was primarily attributable to the cessation of revenue associated with the Company's Year 2000 products. The increase in license revenue as a percentage of total revenue primarily reflects the decreased contribution of outsourcing services and other services revenue to total revenue during the year when compared to the prior year. The Company will continue to pursue licenses of its outsourcing methodology and SAM Relay product and selectively pursue licenses for its CodeNine product. Future revenue is dependent on the success of such efforts.

    Other Services. Other services revenue decreased 74.5% to $814,000 in the year ended December 31, 2000 from $3,188,000 in the year ended December 31, 1999. As a percentage of total revenue, other services revenue decreased to 18.0% in the year ended December 31, 2000 from 28.5% in the year ended December 31, 1999. The decrease in other services revenue both in absolute dollars and as a percentage of total revenue was primarily attributable to a decrease in direct delivery, consulting and client support services relating to the Company's year 2000 products and services. The Company does not anticipate any revenue from its Year 2000 products and services in the future. Future revenue from other services is dependent on the Company's success in licensing its software maintenance methodology, and its SAM Relay and CodeNine tools which would generate maintenance, consulting, and training revenue.

  Cost of Revenue

Cost of Outsourcing Services Revenue. Cost of outsourcing services revenue consists primarily of salaries, benefits, networking, and overhead costs associated with delivering outsourcing services to clients. The cost of outsourcing services revenue decreased 69.3% to $1,465,000 in the year ended December 31, 2000 from $4,778,000 in the year ended December 31, 1999 due primarily to reduced staffing associated with contract terminations. Cost of outsourcing services revenue as a percentage of outsourcing services revenue decreased to 55.0% in the year ended December 31, 2000 from 80.7% in the year ended December 31, 1999. Costs in 1999 were negatively impacted by expenditures made in anticipation of new business that did not materialize.

Cost of License Revenue. Cost of license revenue consists primarily of amortization of intangibles related to the MDI acquisition and salaries, benefits and related overhead costs associated with license-related materials packaging and freight. Cost of license revenue was $0 in the year ended December 31, 2000. Cost of license revenue was $238,000, or 11.4% of license revenue, in the year ended December 31, 1999. The decrease in cost of license revenue in absolute dollars was primarily related to the termination (in the fourth quarter of 1999) of amortization expense of intangibles related to the Company's December 1997 acquisition of Millennium Dynamics, Inc. (MDI).

    Cost of Other Services Revenue. Cost of other services revenue consists primarily of salaries, benefits, subcontracting costs and related overhead costs associated with delivering other services to clients. Cost of other services revenue decreased 85.3% to $295,000 in the year ended December 31, 2000 from $2,013,000 in the year ended December 31, 1999 due to reduced staffing for the Company's client support, training and consulting organizations related to fewer customers for the Company's year 2000 products and services. Cost of other services revenue as a percentage of other services revenue decreased to 36.2% in the year ended December 31, 2000 from 63.1% in the year ended December 31, 1999. The Company incurred costs in 1999 without any associated revenue in connection with an agreement with Micah Technology Services, Inc. ("Micah"). A dispute relating to that agreement was settled on December 18, 2000 resulting in revenue recognition of $320,000 in the fourth quarter of 2000.

  Operating Expenses

    Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and related overhead costs for sales and marketing personnel, sales referral fees to third parties, advertising programs, and other promotional activities. Sales and marketing expenses decreased 74.6% to $368,000 in the year ended December 31, 2000 from $1,450,000 in the year ended December 31, 1999. As a percentage of total revenue, sales and marketing expenses decreased to 8.1% in the year ended December 31, 2000 from 12.9% in the year ended December 31, 1999. The decrease in sales and marketing expenses in absolute dollars was primarily attributable to dramatically reduced staffing, commissions and promotional activities.

    Research and Development. Research and development expenses consist primarily of salaries, benefits and related overhead costs for engineering and technical personnel and outside engineering consulting services associated with developing new products and enhancing existing products. Research and development expenses decreased 9.7% to $1,189,000 in the year ended December 31, 2000 from $1,316,000 in the year ended December 31, 1999. As a percentage of total revenue, research and development expenses increased to 26.3% in the year ended December 31, 2000 from 11.8% in the year ended December 31, 1999. The decrease in research and development expenses in absolute dollars was primarily attributable to a reduction in outside consulting services. The Company plans to continue limited maintenance of and enhancements to its existing products.

    General and Administrative. General and administrative expenses consist primarily of salaries and related costs for the finance and accounting, human resources, legal, information systems, and other administrative departments of the Company, as well as contracted legal and accounting services. General and administrative expenses decreased 50.5% to $1,766,000 in the year ended December 31, 2000 from $3,570,000 in the year ended December 31, 1999. As a percentage of total revenue, general and administrative expenses increased to 39.0% in the year ended December 31, 2000 from 31.9% in the year ended December 31, 1999. In the year ended December 31, 2000, the decrease in general and administrative expenses in absolute dollars was primarily due to the reductions in staffing, the cost of excess space, and legal and consulting fees.

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

    The Company did not record an impairment charge in the year ended December 31, 2000.

    The Company recorded impairment charges totaling $961,000 for the year ended December 31, 1999. For details of the 1999 charges, refer to Note 4 of Notes to the Company's Consolidated Financial Statements.

  Restructuring Charges. An overview of the Company's restructuring activities is presented at the beginning of Note 5 of Notes to the Company's Consolidated Financial Statements.

    The Company had no restructuring charges in the year ended December 31, 2000.

    The Company recorded a net favorable impact to operations of $455,000 associated with its restructuring activities in the year ended December 31, 1999. For details of the 1999 activities, refer to Note 5 of Notes to the Company's Consolidated Financial Statements.

  Gain on the Sale of Assets. For the year ended December 31, 2000, the Company recorded a gain on the sale of assets of $24,000 that represented the excess of the sales proceeds over the net book value of the fixed assets of the Company's India subsidiary that were sold during the first quarter of 2000.

Interest Income (Expense), Net

Interest income and expense consists primarily of interest income from investments and cash balances, partially offset by interest expense on debt. The Company had interest income, net, of $342,000 in the year ended December 31, 2000 compared to interest income, net, of $92,000 in the year ended December 31, 1999. This change in interest income (expense), net, was primarily attributable to increased interest income from interest bearing investments as a result of the Rocket investment.

Cost of Strategic Investment

On March 27, 2000, Rocket invested $4,000,000 in the Company in exchange for 10,000,000 shares ($0.40 per share) of restricted common stock (approximately 37% of the outstanding shares of common stock after investment). For the year ended December 31, 2000, the Company recorded a non-cash charge of $4,000,000 for the cost of this strategic investment equal to the difference between the purchase price per share of $0.40 and the market price per share of $0.80 on March 27, 2000.

Provision for Income Taxes

The Company's income tax provision was a credit of $28,000 for the year ended December 31, 2000 compared to a charge of $2,000 for the year ended December 31, 1999. During the year ended December 31, 2000, the Company received refunds totaling $28,000 for foreign taxes withheld from customer payments in 1999 and 2000. The provision of $2,000 for the year ended December 30, 1999 was for several small city and state tax obligations.

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

  Impairment of Long-Lived Assets. The Company recorded impairment charges totaling $961,000 in the year ended December 31, 1999 and $5,218,000 in the year ended December 31, 1998. For details of the 1999 and 1998 charges, refer to Note 4 of Notes to the Company's Consolidated Financial Statements.

  Restructuring Charges. The Company recorded a net favorable impact to operations of $455,000 associated with its restructuring activities in the year ended December 31, 1999. In the year ended December 31, 1998, the Company recorded restructuring charges totaling $5,906,000. For details of the 1999 and 1998 activities, refer to Note 5 of Notes to the Company's Consolidated Financial Statements.

  Interest Income, Net

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

Liquidity and Capital Resources

    The Company has financed its operations and capital expenditures primarily with the proceeds from sales of the Company's convertible preferred stock and common stock, borrowings, advance payments for services from clients and internally generated cash flows. The Company's cash balances were $3,716,000 and $2,475,000 at December 31, 2000 and 1999, respectively. The Company's working capital was $5,025,000 and $1,640,000, at December 31, 2000 and 1999,
respectively.

    The Company's operating activities used cash of $405,000 and $1,178,000 during the years ended December 31, 2000 and 1999, respectively. The Company's use of cash during the year ended December 31, 2000 was primarily caused by a net loss of $4,166,000 (less the non-cash cost of the strategic investment of $4,000,000 by Rocket, depreciation and amortization expense of $463,000, and the gain from the sale of assets of $24,000). Other uses included a decrease in other accrued liabilities of $751,000, a decrease in deferred revenue of $195,000, a decrease in billings in excess of costs and earnings on uncompleted contracts of $95,000, an increase in accounts receivable of $33,000 and a decrease in proceeds from customer advances of $7,000. These amounts were partially offset by a decrease in costs and estimated earnings in excess of billings on uncompleted contracts of $273,000, a decrease in other assets of $55,000, a decrease in prepaid expenses and other current assets of $52,000, and a increase in accounts payable of $23,000.

    The Company's investing activities used cash of $2,365,000 during the year ended December 31, 2000 and provided cash of $732,000 during the year ended December 31, 1999. Investing activities in the year ended December 31, 2000 consisted principally of the purchases of short-term investments of $1,411,000, long-term investments of $1,000,000 and property and equipment of $11,000 partially offset by proceeds from the sale of property and equipment of $57,000.

    The Company's financing activities provided cash of $4,017,000 and $114,000 during the year ended December 31, 2000 and 1999, respectively. Financing activities in the year ended December 31, 2000 primarily reflect an increase from the proceeds of issuance of new common stock of $4,000,000 and the exercise of stock options of $30,000, partially offset by payments on capital lease obligations of $13,000.

    The Company has an accounts receivable purchase agreement with a lender to permit borrowing against certain acceptable receivables at a rate of 80% of the face amount of such receivables up to a maximum of $4,000,000. In exchange for such agreement, the Company granted the lender security interest on substantially all of its assets. There were no borrowings outstanding under the agreement at December 31, 2000.

    On March 27, 2000, Rocket invested $4,000,000 in the Company in exchange for 10,000,000 shares ($.40 per share) of restricted common stock (approximately 37% of the outstanding shares of stock after the investment). The Company granted Rocket certain registration rights with respect to the shares.

    On October 16, 2000, the Company announced that it retained The Catalyst Group, LLC to render financial advisory and investment banking services in connection with exploring strategic alternatives, including the potential sale of the Company. The Company is currently engaged in exploring a number of possibilities for potential sale or merger of the Company.

    The Company experienced net losses of $4,166,000, $2,583,000 and $26,673,000 in the years ended December 31, 2000, 1999 and 1998, respectively. Based on the Company's current forecasted cash expenditures and its cash on hand, the Company expects to have sufficient cash to finance its operations through the year 2001. The Company's future beyond the year 2001 is dependent upon its ability to execute some form of organizational transaction, achieve break-even cash flow, or raise additional financing. There can be no assurances that the Company will be able to do so.

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

Recently Issued Accounting Standards

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No.137, which was issued in June 2000. The Company will adopt SFAS No. 133 in the first quarter of 2001. SFAS No.133 requires that all derivative instruments be reported on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company does not expect the adoption of SFAS No. 133 to have any impact on its financial condition, results of operations, or business practices.

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

  Strategic Alternatives

    On October 16, 2000, the Company announced that it retained The Catalyst Group, LLC to render financial advisory and investment banking services in connection with exploring strategic alternatives, including the potential sale of the Company. There can be no assurance that the Company will be able to implement any strategic alternatives that may be presented to the Company for consideration.

  Risk of Current Strategy

    In the past, the Company generated significant revenues from marketing and selling products and services that addressed the year 2000 problem. The demand for such products and services has ended and the Company no longer actively markets and sells year 2000 products and services. The Company's primary current strategy is to seek some form of organizational transaction. In addition, The Company is continuing to service its existing outsourcing customers and to renew expiring contracts. At the same time, the Company is pursuing new business through (i) the licensing of, and associated consulting and training for, its software maintenance methodology (technology transfer services), its SAM Relay tool, and selectively it CodeNine tool, and (ii) the provision of various service offerings including, without limitation, general software consulting.

    The Company plans to continue limited maintenance of and enhancements to its existing products. The Company has explored certain extensions of its CodeNine tool beyond the field of application understanding and has concluded that such extensions are not feasible at this time.

    The failure to sell existing products or services and/or develop and sell new products and/or services would have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to grow or maintain its outsourcing business or sell its products or services. There can be no assurance that the Company's current strategy will generate revenues sufficient for the Company to achieve a cash flow breakeven position.

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

  Potential Fluctuations in Quarterly Performance

    The Company's revenue and operating results have varied significantly in the past and are likely to vary significantly from quarter to quarter in the future. The Company's quarterly operating results may continue to fluctuate due to a number of factors, including the timing, size and nature of the Company's individual outsourcing, technology transfer, insourcing and licensing transactions; unforeseen difficulties in performing such transactions; the performance of the Company's sales agents; the timing of the introduction and the market acceptance of new services, products or product enhancements by the Company or its competitors; the relative proportions of revenue derived from license fees and professional services; changes in the Company's operating expenses; personnel changes; foreign currency exchange rates and fluctuations in economic and financial market conditions.

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

    Concentration of Clients and Revenue Risk

    The Company's revenue is highly concentrated among a small number of clients. During the year ended December 31, 2000, revenue from four clients accounted for 78.0% of the year's revenue with one client representing 40.3%. The contract for one of these four clients (representing 12.2% of the revenue for the year ended December 31, 2000) will terminate in March 2001. For the year ended December 31, 2000, license revenue of $1,045,000 was from paid-up license revenue from two customers. The loss of, or a significant reduction in revenue from, any of the Company's major clients would have a material adverse impact on the Company's business, financial condition and results of operations. In addition, with such a large percentage of the Company's revenue attributable to a small number of clients, the loss of one or more major clients would have a material adverse impact on the Company's liquidity.

  Competition

The market for the Company's products and services is intensely competitive and is characterized by rapid changes in technology and user needs and the frequent introduction of new products. In addition, the Company faces competition in the software maintenance outsourcing services market and the software maintenance tools market. A number of the Company's competitors are more established, benefit from greater name recognition and have substantially greater financial, technical and marketing resources than those of the Company. As a result, there can be no assurance that the Company's products and services will compete effectively with those of their respective competitors.

  Competitive Market for Technical Personnel

The Company depends, to a significant extent, on its ability to attract, train, motivate and retain highly skilled software professionals, particularly project managers, software engineers and other senior technical personnel. The Company believes that there is a shortage of, and significant competition for, software development professionals with the skills and experience necessary to perform the services offered by the Company. The Company's ability to enhance its products and services, maintain and renew existing engagements and obtain new business depends, in large part, on its ability to hire and retain technical personnel with the IT and other skills that keep pace with continuing changes in software evolution, industry standards and technologies, client preferences and the Company's business strategy. The inability to hire additional qualified personnel could impair the Company's ability to satisfy its client base and to enhance its products and services, requiring an increase in the level of responsibility for both existing and new personnel. There can be no assurance that the Company will be successful in attracting new employees or retaining current or future employees.

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

  Potential for Contract Liability

    The Company's products and services relating to software maintenance involve key aspects of its clients' computer systems. A failure in a client's system could result in a claim for substantial damages against the Company, regardless of the Company's responsibility for such failure. The Company attempts to limit contractually its liability for damages arising from negligent acts, errors, mistakes or omissions in rendering its products and services. Despite this precaution, there can be no assurance that the limitations of liability set forth in its contracts would be enforceable or would otherwise protect the Company from liability for damages. Additionally, the Company maintains general liability insurance coverage, including coverage for errors and omissions. However, there can be no assurance that such coverage will continue to be available on acceptable terms, or will be available in sufficient amounts to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The successful assertion of one or more large claims against the Company that exceed available insurance coverage or changes in the Company's insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, litigation, regardless of its outcome, could result in substantial cost to the Company and divert management's attention from the Company's operations. Any contract liability claim or litigation against the Company could, therefore, have a material adverse effect on the Company's business, financial conditions and results of operations.

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

    The Company has entered into certain license agreements with clients that allow these clients access to and use of the source code of certain of the Company's software for certain purposes. Access to the Company's source code may increase the likelihood of misappropriation or misuse by third parties.

    The Company has been granted certain patents (as previously described in Part 1, Intellectual Property). There can be no assurance that such patents would survive a legal challenge to their validity or provide meaningful or significant protection to the Company. In addition, the Company has abandoned its pending patent applications because, among other things, it has determined that continued prosecution of such applications would be too costly, the technologies, processes or methodologies are not critical to the Company's business in the foreseeable future or it is unlikely that a patent will issue with regard to a particular application. Certain of the Company's technology incorporated in some of its products may infringe on patents held by others. Any infringement claim or litigation against the Company could have a material adverse effect on the Company's business, financial condition and results of operations.

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

  Dependence on Third-Party Technology

    The Company's proprietary software is currently designed, and may in the future be designed, to work on or in conjunction with certain third-party hardware and/or software products. If any of these current or future third-party vendors were to discontinue making their products available to the Company or to licensees of the Company's software or to increase materially the cost to the Company or its licensees to acquire, license or purchase the third-party vendors' products, or if a material problem were to arise in connection with the ability of the Company to design its software to properly use or operate with third-party hardware and/or software products, the Company would be required to redesign its software to function with or on alternative third-party products or attempt to develop internally a replacement for the third-party products. In such an event, interruptions in the availability or functioning of the Company's software and delays in the introduction of product enhancements and services may occur until equivalent technology is obtained. There can be no assurance that an alternative source of suitable technology would be available or that the Company would be able to develop an alternative product in sufficient time or at a reasonable cost. The failure of the Company to obtain or develop alternative technologies or products on a timely basis and at a reasonable cost could have a material adverse effect on the Company's business, financial condition and results of operations.

  Rapid Technological Change

    The market for the Company's products and services is characterized by rapidly changing technology, evolving industry standards and new product introductions and enhancements that may render existing products obsolete. As a result, the Company's market position could erode further due to unforeseen changes in the features and functionality of competing products. The process of developing products and services such as those offered by the Company is extremely complex and is expected to become increasingly complex and expensive in the future with the introduction of new platforms and technologies. There can be no assurance that the

Company will enhance its products or develop any new products or services at all or in a timely fashion or that the Company's current or future products or services will satisfy the needs of its target market.

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

Item 7A.  Quantitative And Qualitative Disclosures About Market Risk

    As of December 31, 2000, the Company was exposed to market risks which primarily include changes in U.S. interest rates. The Company maintains a substantial portion of its cash, cash equivalents and investments in financial instruments with purchased maturities of two years or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments, an immediate increase in interest rates would not have a material effect on the Company's financial condition or results of operations.

                        PERITUS SOFTWARE SERVICES, INC.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements:

 Report of Independent Accountants.....................................................  30

 Consolidated Balance Sheet as of December 31, 2000 and 1999...........................  31

 Consolidated Statement of Operations for the three years ended December 31, 2000......  32

 Consolidated Statement of Comprehensive Loss for the three years ended
  December 31, 2000....................................................................  33

 Consolidated Statement of Changes in Stockholders' Equity for the three years ended December 31, 2000........................................................  34

 Consolidated Statement of Cash Flows for the three years ended December 31, 2000......  35

 Notes to Consolidated Financial Statements............................................  37

Financial Statement Schedule:

 For the three years ended December 31, 2000

  II. Valuation and Qualifying Accounts................................................  65

    All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Peritus Software Services, Inc.:

    In our opinion, the accompanying balance sheet and the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Peritus Software Services, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                   PricewaterhouseCoopers LLP


Boston, Massachusetts
February 20, 2001

                        PERITUS SOFTWARE SERVICES, INC.

                          CONSOLIDATED BALANCE SHEET
                   (In Thousands, Except Share-Related Data)

                                                                                                    December 31,
                                                                                                    ------------
                                                                                                  2000        1999
                                                                                                  ----        ----
                                              ASSETS
Current assets:
 Cash and cash equivalents...................................................................   $   3,716   $   2,475
 Short-term investments......................................................................       1,411          --
 Accounts receivable, net of allowance for doubtful accounts of $25 and $25, respectively....         565         532
 Costs and estimated earnings in excess of billings on uncompleted contracts.................           8         281
 Prepaid expenses and other current assets...................................................         196         248
                                                                                                ---------   ---------
  Total current assets.......................................................................       5,896       3,536
Long-term investments........................................................................       1,000          --
Property and equipment, net..................................................................         217         702
Other assets.................................................................................          --          55
                                                                                                ---------   ---------
                                                                                                $   7,113   $   4,293
                                                                                                =========   =========

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of capital lease obligations................................................   $      13   $      13
 Customer advances...........................................................................         289         296
 Accounts payable............................................................................          34          11
 Billings in excess of costs and estimated earnings on uncompleted contracts.................         158         253
 Deferred revenue............................................................................          --         195
 Other accrued expenses and current liabilities..............................................         377       1,128
                                                                                                ---------   ---------
  Total current liabilities..................................................................         871       1,896
Capital lease obligations....................................................................          12          25
                                                                                                ---------   ---------
  Total liabilities..........................................................................         883       1,921
                                                                                                ---------   ---------

Commitments and contingencies (Notes 5, 15 and 17)...........................................          --          --
Stockholders' equity:
 Common stock, $.01 par value; 50,000,000 shares authorized; 27,319,903 and
   17,173,975 shares issued and outstanding at December 31, 2000 and 1999, respectively               273         172
Additional paid-in capital...................................................................     113,208     105,279
Accumulated deficit..........................................................................    (107,237)   (103,071)
Accumulated other comprehensive loss.........................................................         (14)         (8)
                                                                                                ---------   ---------

  Total stockholders' equity.................................................................       6,230       2,372
                                                                                                ---------   ---------
                                                                                                $   7,113   $   4,293
                                                                                                =========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                        PERITUS SOFTWARE SERVICES, INC.

                     CONSOLIDATED STATEMENT OF OPERATIONS
                 (In Thousands, Except Per Share-Related Data)


                                                                                               Year Ended December 31,
                                                                                               -----------------------

                                                                                              2000      1999       1998
                                                                                              ----      ----       ----
Revenue:
 Outsourcing services, including $872 from related parties, in 1998.....................    $  2,664   $ 5,923   $  9,925
 License, including $255 from related parties in 1998...................................       1,045     2,087      9,444
 Other services, including $115, $0, and $204 from related parties, respectively........         814     3,188     12,163
                                                                                            --------   -------   --------
  Total revenue.........................................................................       4,523    11,198     31,532
                                                                                            --------   -------   --------
Cost of revenue:
 Cost of outsourcing services, including $750 from related parties in 1998..............       1,465     4,778      7,577
 Cost of license........................................................................          --       238      1,631
 Cost of other services, including $90, $0, and $56 from related parties, respectively..         295     2,013      9,110
                                                                                            --------   -------   --------
  Total cost of revenue.................................................................       1,760     7,029     18,318
                                                                                            --------   -------   --------
Gross profit............................................................................       2,763     4,169     13,214
                                                                                            --------   -------   --------
Operating expenses:
 Sales and marketing....................................................................         368     1,450     13,244
 Research and development...............................................................       1,189     1,316      8,528
 General and administrative.............................................................       1,766     3,570      7,466
 Impairment of long-lived assets........................................................          --       961      5,218
 Restructuring charges (credits)........................................................          --      (455)     5,906
 Gain on sale of assets.................................................................         (24)       --         --
                                                                                            --------   -------   --------
  Total operating expenses..............................................................       3,299     6,842     40,362
                                                                                            --------   -------   --------

Loss from operations....................................................................        (536)   (2,673)   (27,148)

Interest income.........................................................................         342       116        548
Interest expense........................................................................          --       (24)       (63)
                                                                                            --------    -------  --------
Loss before gain on sale of majority-owned subsidiary, cost of strategic investment,
 income taxes, and minority interest in majority-owned subsidiary.......................        (194)   (2,581)   (26,663)

Gain on sale of majority-owned subsidiary...............................................          --        --        (11)
Cost of strategic investment............................................................       4,000        --         --
Provision for income taxes..............................................................         (28)        2         25
                                                                                            --------   -------   --------
 Loss before minority interest in majority-owned subsidiary.............................      (4,166)   (2,583)   (26,677)

Minority interest in majority-owned subsidiary..........................................          --        --         (4)
                                                                                            --------   -------   --------
Net loss................................................................................    $ (4,166)  $(2,583)  $(26,673)
                                                                                            ========   =======   ========

Basic and diluted net loss per share....................................................    $  (0.17)  $ (0.15)  $  (1.65)
                                                                                            ========   =======   ========

Weighted average shares outstanding-basic and diluted...................................      24,939    16,670     16,177
                                                                                            ========   =======   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        PERITUS SOFTWARE SERVICES, INC.

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS
                                (In Thousands)

                                                     Year Ended December 31,
                                                     -----------------------
                                                     2000      1999      1998
                                                     ----      ----      ----
Net loss.........................................  $(4,166)  $(2,583)  $(26,673)
Other comprehensive income (loss) net of taxes:
 Foreign currency translation adjustments........       (6)       (7)        83
                                                   -------   -------   --------
Comprehensive loss...............................  $(4,172)  $(2,590)  $(26,590)
                                                   =======   =======   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        PERITUS SOFTWARE SERVICES, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   (In Thousands, Except Share-Related Data)

                                      Common  Stock                                                     Accumulated
                                     --------------          Additional                   Receivable       Other         Total
                                  Number                      Paid-in     Accumulated        from      Comprehensive   Stockholder's
                                  of  Shares    Amount        Capital       Deficit      Stockholder       Loss)        Equity
                                  ----------    ------        -------       -------      ----------        -----        ------
Balance,December 31,1997...       15,366,801     $154         $103,808   $ (73,815)      $(58)          $(84)          $30,005
Sale of common stock
 pursuant
to exercise of stock options         883,185        9            1,018          --         --             --             1,027
Sale of common stock pursuant
to employee stock purchase plan      100,000        1              309          --         --             --               310
Repayment of receivable from
 stockholder...............               --       --               --          --         58             --                58
Cumulative translation adjustment         --       --               --          --         --             83                83
Net loss...................               --       --               --     (26,673)        --             --           (26,673)
                                  ----------     ----         --------   ---------       ----           ----          --------
Balance, December 31, 1998.       16,349,986      164          105,135    (100,488)        --             (1)            4,810
Sale of common stock pursuant
to exercise of stock
 options...................            1,000       --               --          --         --             --                --
Sale of common stock pursuant
to employee stock purchase
 plan.............                    22,989       --                4          --         --             --                 4
Issuance of common stock...          800,000        8              140          --         --             --               148
Cumulative translation
 adjustment................               --       --               --          --         --             (7)               (7)
Net Loss...................               --       --               --      (2,583)        --             --            (2,583)
                                  ----------     ----         --------   ---------       ----           ----          --------
Balance, December 31, 1999.       17,173,975      172          105,279    (103,071)        --             (8)            2,372
Sale of common stock pursuant
to exercise of stock options         145,928        1               29          --         --             --                30
Sale of common stock pursuant
to strategic investment....       10,000,000      100            7,900          --         --             --             8,000
Cumulative translation
 adjustment................               --       --               --          --         --             (6)               (6)
Net loss...................               --       --               --      (4,166)        --             --            (4,166)
                                  ----------     ----         --------   ---------       ----           ----          --------
Balance, December 31, 2000.       27,319,903     $273         $113,208   $(107,237)      $ --           $(14)         $  6,230
                                  ----------     ----         --------   ---------       ----           ----          --------

    The accompanying notes are an integral part of these consolidated financial statements.

                        PERITUS SOFTWARE SERVICES, INC.

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                   (In Thousands, Except Share-Related Data)

                                                                                Year Ended December 31,
                                                                                -----------------------
                                                                               2000      1999       1998
                                                                               ----      ----       ----
Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities:
   Net loss............................................................       $(4,166)  $(2,583)  $(26,673)
   Adjustments to reconcile net loss to net cash
    used for operating activities:
    Depreciation and amortization......................................           463     1,442      3,083
    Minority interest in majority-owned subsidiary.....................            --        --         (4)
    Impairment of long-lived assets....................................            --       961      5,218
    Gain on sale of majority-owned subsidiary..........................            --        --        (11)
    Gain on sale of assets.............................................           (24)       --         --
    Cost of strategic investment.......................................         4,000        --         --
    Changes in assets and liabilities
    Accounts receivable................................................           (33)    3,188      8,671
    Costs and estimated earnings in excess of billings on uncompleted
       contracts.......................................................           273       670      1,596
    Prepaid expenses and other current assets..........................            52       568       (137)
    Other assets.......................................................            55       116       (125)
    Accounts payable...................................................            23      (451)      (979)
    Proceeds from customer advance.....................................            (7)      296         --
    Billings in excess of costs and estimated earnings on uncompleted
       contracts.......................................................           (95)     (182)       331
    Deferred revenue...................................................          (195)   (1,695)      (928)
    Other accrued expenses and current liabilities, excluding
       accrued restructuring...........................................          (751)   (1,673)      (383)
    Accrued restructuring..............................................            --    (1,835)     2,680
                                                                              -------   -------   --------
    Net cash used for operating activities.............................          (405)   (1,178)    (7,661)
                                                                              -------   -------   --------

Cash flows from investing activities:
   Sale (purchase) of short-term investments...........................        (1,411)      500      2,500
   Sale of long-term investments.......................................         1,000        --         --
   Purchase of long-term investments...................................        (2,000)       --         --
   Cash of majority-owned subsidiary disposed, net of cash received....            --        --     (1,074)
   Proceeds from sale of property and equipment........................            57       288         --
   Purchases of property and equipment.................................           (11)      (56)    (2,739)
                                                                              -------   -------   --------
     Net cash provided by (used for) investing activities..............        (2,365)      732     (1,313)
                                                                              -------   -------   --------

  The accompanying notes are an integral part of these consolidated financial statements.

                        PERITUS SOFTWARE SERVICES, INC.

                   (In Thousands, Except Share-Related Data)

                                                                            Year Ended December 31,
                                                                            -----------------------
                                                                             2000     1999      1998
                                                                             ----     ----      ----
Cash flows from financing activities:
   Restricted cash.................................................        $   --   $  569      (569)
   Principal payments on long-term debt............................            --     (269)     (292)
   Principal payments on capital lease obligations.................           (13)    (338)     (106)
   Proceeds from issuance of common stock, net of issuance costs...         4,030      152     1,337
   Proceeds from repayment of note receivable from stockholder.....            --       --        58
                                                                           ------   ------   -------
Net cash provided by financing activities..........................         4,017      114       428
                                                                           ------   ------   -------
Effects of exchange rates on cash and cash equivalents.............            (6)      (2)       15
                                                                           ------   ------   -------
Net increase (decrease) in cash and cash equivalents...............         1,241     (334)   (8,531)
Cash and cash equivalents, beginning of year.......................         2,475    2,809    11,340
                                                                           ------   ------   -------
Cash and cash equivalents, end of year.............................        $3,716   $2,475   $ 2,809
                                                                           ======   ======   =======

Supplemental Disclosure of Cash Flows:
   Cash paid for income taxes......................................            --   $   29   $    78
   Cash paid for interest..........................................            --       24        63

Supplemental Disclosure of Non-cash Investing and Financing Activities:

     In the year ended December 31, 1998, the Company incurred capital lease obligations of $458.


  The accompanying notes are an integral part of these consolidated financial statements.

                        PERITUS SOFTWARE SERVICES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. NATURE OF THE BUSINESS AND CURRENT FINANCIAL CONDITION

     Peritus Software Services, Inc. (the "Company") was incorporated in Massachusetts in August 1991. The Company provides software products and services that enable organizations to improve the productivity, quality and effectiveness of their information technology systems maintenance, or "software evolution" functions. The Company derives its revenue from software maintenance outsourcing services, software and methodology licensing and other services sold directly to end users or indirectly via value added integrators, and its clients have included primarily Fortune 1000 companies and similarly sized business and government organizations worldwide.

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

     During the second and third quarters of 2000, the Company explored certain extensions to its CodeNine tool beyond the field of application understanding and concluded that such extensions were not feasible.

     On October 16, 2000, the Company announced that it retained The Catalyst Group, LLC to render financial advisory and investment banking services in connection with exploring strategic alternatives, including the potential sale of the Company. The Company is currently engaged in exploring a number of possibilities for potential sale or merger of the Company.

     On February 8, 2001, the Company announced that it was reducing its workforce by nine employees effective February 23, 2001.

     The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company experienced net losses of $4,166,000, $2,583,000 and $26,673,000 in the years ended December 31, 2000, 1999 and 1998, respectively. Based on the Company's current forecasted cash expenditures and its cash on hand, the Company expects to have sufficient cash to finance its operations through the year 2001. The Company's future beyond the year 2001 is dependent upon its ability to execute some form of organizational transaction, achieve break-even cash flow, or raise additional financing. There can be no assurances that the Company will be able to do so.

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

                        PERITUS SOFTWARE SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


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

  Concentration of Credit Risk

     Financial instruments which potentially expose the Company to concentrations of credit risk include trade accounts receivable. The Company primarily sells to Fortune 1000 companies or other organization determined to be creditworthy, and therefore, generally does not require collateral. Reserves for potential credit losses are maintained.

  Fair Value of Financial Instruments

     The Company's financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts, long-term investments, accounts payable, accrued expenses and, billings in excess of costs and estimated earnings on uncompleted contracts. The carrying amounts of these instruments approximate their fair values.

  Cash and Cash Equivalents

     The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company invests its excess cash primarily in money market accounts, commercial paper and corporate bonds. Accordingly, these investments are subject to minimal credit and market risk.

                        PERITUS SOFTWARE SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


  Investments

     The Company investments are in debt securities of U.S. government agencies and U.S. corporations. These investment grade securities are classified at purchase as held-to-maturity. Investments with remaining maturities of less than twelve months from the balance sheet date are classified as short-term investments. Investments with remaining maturities of more than twelve months are classified as long-term investments.

     The Company accounts for its investments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires the Company to classify its investments among three categories: held-to-maturity, which are reported at amortized cost; trading securities, which are reported at fair value, with unrealized gains and losses included in earnings; and available-for-sale securities, which are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity. At December 31, 2000, the Company's cash and cash equivalents included money market accounts and overnight deposits of $2,955,000 and $492,000, respectively. At December 31, 1999, the Company's cash and cash equivalents included money market accounts and overnight deposits of $1,151,000 and $1,197,000, respectively. These investments are classified as available for sale and the fair market value of these investments approximated their amortized cost.

  Property and Equipment

     Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives of the assets or, where applicable, over the lease term.

  Software Development Costs

     The Company capitalizes qualifying software development costs after technological feasibility of the software has been established. Costs incurred prior to the completion of a working model, which is the Company's primary basis for determining technological feasibility, are charged to research and development expense. Amortization of capitalized software costs, which is charged to cost of revenue, is calculated based upon the ratio of current year revenue from the related software to total revenue or ratably over the useful life of the software, whichever is greater. During the years ended December 31, 2000, 1999 and 1998, costs subject to capitalization were not significant and therefore, were not capitalized. At December 31, 2000 and 1999 there were no unamortized capitalized software development costs. Amortization expense related to capitalized software development costs for the years ended December 31, 2000, 1999 and 1998 was $0, $8,000 and $46,000, respectively.

  Accounting for Impairment of Long-Lived Assets

     In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The Company recorded impairment charge of $961,000 during the year ended December 31, 1999. (Note 4).

  Foreign Currency

     Assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at average exchange rates for the period. Accumulated net translation adjustments are included in stockholders' equity.

  Advertising Expense

     The Company recognizes advertising expense as incurred. Advertising expense was approximately $842,000 in the year ended December 31, 1998.


Accounting for Stock-Based Compensation

                        PERITUS SOFTWARE SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


     The Company accounts for stock-based awards to its employees using the intrinsic value based method as prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense is recorded for options issued to employees in fixed amounts and with exercise prices equal to the fair market value of the Company's common stock at the date of grant. The Company has adopted the provisions of SFAS No. 123, "Accounting for Stock- Based Compensation," and related Interpretations, for disclosure only (Note 12). All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS No. 123.

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

     Antidilutive potential common stock excluded from the 2000, 1999, and 1998 diluted earnings per share computation includes approximately 3,234,000, 3,212,000, and 4,036,000 of common stock shares, respectively, issuable upon the exercise of stock options.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Areas particularly subject to estimation include revenue based on percentage-of-completion, the valuation allowance on deferred tax assets, cash flow projections and salvage value of assets used in impairment analyses and the timing and amount of future sublease income on restructured facilities. Actual amounts could differ from those estimates.

  Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No.137, which was issued in June 2000. The Company will adopt SFAS No. 133 in the first quarter of 2001. SFAS No.133 requires that all derivative instruments be reported on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company does not expect the adoption of SFAS No. 133 to have any impact on its financial condition, results of operations, or business practices.

3. INVESTMENTS

     The Company's investments are held-to-maturity securities. The following table summarizes the composition of these short and long-term investments at December 31, 2000:

               U.S. corporate debt securities.........    $  476,000
               U.S. government agencies...............       935,000
                                                          ----------
               Total due within one year..............    $1,411,000

               U.S. government agencies...............    $1,000,000
                                                          ----------
               Total due after one year...............    $1,000,000

At December 31, 2000, the estimated fair value of each investment approximated its amortized costs and therefore, there were no material unrealized gains or losses.

                        PERITUS SOFTWARE SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


There were no short or long term investments at December 31, 1999.

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

     During the third quarter of 1999, the Company made a decision to transfer the research and development responsibility for its CodeNine tool from India to the United States. As a result of that decision, the personnel of its Indian subsidiary were no longer required and were transferred (with the exception of one) to another company without cost. After the personnel transfer which occurred in September 1999, the Company ceased using the assets and anticipated no future productive use for such assets. Accordingly, the Company recorded an impairment charge of $145,000 against assets having a net book value of $182,000 to write down the assets involved, which consisted of primarily of leasehold improvements and computer equipment, to their estimated fair value (salvage value) of $37,000. The estimated salvage value of 20% of book value was determined through discussions with the Company's subsidiary manager in India regarding selling prices for similar assets. The Company concluded a sale agreement for the assets in February 2000 for $55,000 and the facility lease in India was extended by one month to facilitate completion of the sale of assets. The reduction in depreciation expense from the asset write-down was approximately $10,000 on a quarterly basis beginning in the fourth quarter of 1999.

     Also, in the third quarter of 1999, the Company completed its review of its product offering going forward. This review included its patent associated with its mass change engine that had a remaining capitalized cost of $62,000. The Company concluded that it could not afford and, therefore, would not develop any future products based upon the patented technology. Further, the Company was no longer generating revenue from its existing products based on the patented technology. In addition, during the third quarter, the Company investigated whether there was an opportunity to generate any income from the pursuit of possible patent infringements and concluded such generation was unlikely. The Company does not believe there is any opportunity to sell or license its patented mass change engine technology. Therefore, according to Paragraphs 6 and 7 of SFAS 121, the Company recorded an impairment charge for the entire remaining capitalized cost. The write-down was included in the third quarter impairment charge. Savings in amortization expense from this write-down was $17,000 on a quarterly basis beginning in the fourth quarter of 1999.

     The combination of the $754,000 impairment charge in June 1999 for writedown of the Company's assets in the United States, the $145,000 impairment charge in September of 1999 for writedown of the Company's assets in India, and the $62,000 impairment charge for the remaining patent book value resulted in a total impairment charge of $961,000 for the year ended December 31, 1999.

Year Ended 1998

                        PERITUS SOFTWARE SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


     Due to lower than anticipated revenue and greater than expected losses during the quarter ended September 30, 1998, the Company adopted a plan to stop development of all existing and in-process products originally acquired from MDI in December 1997, including all Vantage YR2000 renovation and testing software tools and the generic mass change product. Substantially all direct sales efforts relating to existing Vantage YR2000 products were also stopped. In connection with these actions, the Company also undertook a restructuring of its operations (See Note 5 of Notes to the Company's Consolidated Financial Statements) which included the closure of the Company's research and development facilities in Cincinnati, Ohio and Lisle, Illinois and the termination of substantially all the employees at these facilities. As a result of these events, management concluded that an assessment of the recoverability of intangible assets recorded in connection with the acquisition of MDI in December 1997 was required at September 30, 1998. The Company determined that its property and equipment at these locations were not subject to impairment as substantially all such assets were scheduled to be re-deployed.

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

     In December 1998, as a result of the significant downsizing of the Company's operations (See Note 5 of Notes to the Company's Consolidated Financial Statements) and continuing decline in operating results, the Company reviewed the carrying amount of its property and equipment at December 31, 1998 and committed to a plan to dispose certain of its assets, primarily excess computer equipment and furniture relating to the restructured operations, either by sale or abandonment. The plan was completed by September 30, 1999. The fair value of the assets to be disposed of was measured at management's best estimate of salvage value, by using the current market values or the current selling prices for similar assets. Costs to sell were estimated to be insignificant. Based upon management's review, the carrying amounts of assets having a net book value of $1,145,000 were written-down to a total amount of $221,000, representing the lower of carrying amount or fair value (salvage value) and the Company recorded an impairment charge totaling $924,000. The assets to be disposed of were not depreciated or amortized while they were held for disposal and the reduction in depreciation expense resulting from the write-down was approximately $48,000 on a quarterly basis beginning in the first quarter of 1999.

     The combination of the $4,294,000 impairment charge recorded in September 1998 and the $924,000 recorded in December of 1998 resulted in a total impairment charge of $5,218,000 for the year ended December 31, 1998.

5. RESTRUCTURING CHARGES

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

     The Company's facility related restructuring charges included amounts related to closure or reduction in space for facilities in Billerica, Massachusetts; Westborough, Massachusetts; Cincinnati, Ohio; Lisle, Illinois; and Nashua, New Hampshire. In most cases, the Company had many years remaining under non-cancelable leases. The Company's largest lease was for its 100,000 square foot headquarters facility in Billerica which had a lease termination in February 2006. Under its restructuring accruals, the Company recorded charges for the estimated difference between anticipated sublease income and the estimated expenses that would be incurred for the space in the future. The estimates included the following factors:

     (1) the difference between estimated sublease income and rent payments
     (2) estimated time the space would remain unoccupied earning no sublease income

                        PERITUS SOFTWARE SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


     (3) estimated marketing costs including brokerage commissions
     (4) estimated building operating expense charges in the future
     (5) estimated costs to make the facilities ready for sublease

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

     The amounts accrued to and payments against the accrued restructuring during the first quarter of 1999 and the composition of the remaining balance at March 31, 1999 were as follows:

                                                            Balance         Q1 1999    Q1 1999      Balance
                                                       December 31, 1998    Accrual   Payments   March 31, 1999
                                                       -----------------    -------   --------   --------------
                                                                              (in thousands)
Provision for severance and benefit payments to
terminated employees.............................           $  536            $291      $(212)       $  615
Provisions related to closure of facilities and
reduction of occupied space......................            2,144              --       (361)        1,783
                                                            ------            ----      -----        ------
 Total...........................................           $2,680            $291      $(573)       $2,398
                                                            ======            ====      =====        ======

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

                        PERITUS SOFTWARE SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


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

     The total facilities related payments/reclassifications for the second quarter of 1999 were as follows:

     Rent levelization reclassification...........       $ 296,000
     Cincinnati settlement (facility portion).....        (136,000)
     All other net payments.......................         (55,000)
                                                         ---------
       Total......................................       $ 105,000
                                                         =========

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

     The $738,000 facility related release in the second quarter of 1999 broke down as follows:

     Billerica related............................       $(502,000)
     Cincinnati related...........................        (272,000)
     Lisle related................................          36,000
                                                         ---------
       Total......................................       $(738,000)
                                                         =========

     The Billerica related release resulted from the change in sublease assumptions discussed above. The Cincinnati related release resulted from the favorable settlement discussed above. The Lisle related negative amount was due to the fact that a settlement agreement had been negotiated (but not concluded) and it exceeded the remaining accrual.

     The combination of the 1999 second quarter accrual of $517,000 and the 1999 second quarter release of $813,000 resulted in a net favorable impact of $296,000 to the results of operations for the three months ended June 30, 1999

                        PERITUS SOFTWARE SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


     The amounts accrued to and released from and payments and adjustments made against the restructure accrual during the second quarter of 1999 along with the composition of the remaining balance at June 30, 1999 were as follows:

                                                                       Q2 1999
                                                      Balance         Payments/       Q2 1999  Q2 1999     Balance
                                                  March 31, 1999  Reclassifications   Accrual  Release   June 30, 1999
                                                  --------------  ------------------  -------  --------  -------------
                                                                           (in thousands)
Provisions for severance and benefit
 payments to terminated employees..............       $  615            $(425)         $ --     $ (75)       $  115
Provision related to closure of facilities
 and reduction of occupied space...............        1,783              105           517      (738)        1,667
                                                      ------            -----          ----     -----        ------
   Total.......................................       $2,398            $(320)         $517     $(813)       $1,782
                                                      ======            =====          ====     =====        ======

     In August 1999, the Company executed a lease termination agreement for its Lisle, Illinois facility. Under the agreement, the Company paid $100,000 and relinquished its $16,000 security deposit. These amounts were charged against the accrued restructuring liability during the third quarter of 1999.

     During the third quarter of 1999, the Company developed a workable plan to relocate its headquarters from Billerica to its existing facility in Westborough, Massachusetts. The plan, along with the Company's degraded financial condition, enabled the Company to negotiate a favorable settlement of its Billerica lease. In September 1999, the Company entered into a settlement agreement with BCIA New England Holdings LLC. Under the settlement, the Company agreed to pay $200,000 in cash, relinquish its $300,000 security deposit, issue 500,000 shares of common stock and provide $71,000 of furniture and equipment. All of these items were charged against the accrued restructuring liability during the third quarter of 1999. The Company also charged the liability for a $734,000 write-off of leasehold improvements and other fixed assets directly tied to its Billerica facility. The favorable Billerica settlement resulted in a release from the restructuring accrual of $392,000.

     The third quarter payments and reclassifications also include a $110,000 payment for the settlement of two telephone leases and the elimination of the associated $270,000 capital lease liability, and a $149,000 adjustment to reclassify the remaining rent levelization accrual for the Billerica facility from other accrued expenses into the restructure accrual.

The total facilities related restructuring payments/reclassifications for the third quarter of 1999 broke down as follows:

     Lisle settlement.........................................   $(116,000)
     Billerica cash payment...................................    (200,000)
     Billerica security deposit...............................    (300,000)
     Billerica stock issued (valued at 90% of closing price)..     (89,000)
     Rent levelization reclassification.......................     149,000
     All other net payments...................................     (30,000)
                                                                 ---------
       Total..................................................   $(586,000)
                                                                 ==========

     The total payments/reclassifications related to write-off of fixed assets, leasehold improvements, and telephone lease related items for the third quarter of 1999 broke down as follows:

     Billerica furniture provided.............................   $ (71,000)
     Leasehold and other fixed asset write-off................    (734,000)
     Telephone leases settlement payment......................    (110,000)
     Elimination of telephone capital leases..................     270,000
                                                                 ---------
       Total..................................................   $(645,000)
                                                                 =========

The $436,000 facility related release in the third quarter of 1999 broke down as follows:

     Billerica related........................................   $(392,000)
     Lisle related............................................     (44,000)
                                                                 ---------
       Total..................................................   $(436,000)
                                                                 =========

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

                        PERITUS SOFTWARE SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


                                                               Q3 1999
                                              Balance         Payments/          Q3 1999            Balance
                                           June 30, 1999  Reclassifications      Release      September 30, 1999
                                           -------------  ------------------     --------     -------------------
                                                                              (in thousands)
Provisions for severance and benefit
 payments to terminated employees......        $  115         $  (101)            $ (14)            $   --
Provision related to closure of
 facilities and reduction of
 occupied space........................         1,667            (586)             (436)               645
Write-off of fixed assets, leasehold
 improvements, and telephone
 lease related items...................            --            (645)               --               (645)
                                               ------         -------             -----             ------
  Total................................        $1,782         $(1,332)            $(450)            $   --
                                               ======         =======             =====             ======

  Year Ended 1998

     In March 1998, the Company announced its intention for a strategic restructuring to refocus the Company's investments and to reduce its operating expenses. The Company effected this restructuring, which was finalized in the second quarter of 1998, and recorded a total charge of $1,439,000. The charge included severance-related payments of $947,000 associated with the termination of approximately 12% of the Company's employees in April 1998 (48 employees). At June 30, 1998, all 48 employees had been terminated with no further terminations remaining under the restructuring. In addition, $165,000 of the total restructuring charge related to support costs for a discontinued product. The final $327,000 of the restructuring charge related to the closure of two research and development and outsourcing centers (Westborough, Massachusetts, and Nashua, New Hampshire) consisting primarily of accrual of lease costs, net of estimated sublease income. Under its plan, the Company committed to vacate the majority of its Westborough facility effective June 1998. The $162,000 accrued for Westborough was computed as 100% of the lease- related payments for the period from June 1998 through the expiration of the lease for only that portion of the facility which was vacated. The Company estimated that it would be unable to sublease the space prior to the expiration of lease in December 1998, primarily due to the short period of time for which the space would be available to potential sublessees. The lease did expire in December 1998 and was not renewed. The assumption underlying the $165,000 charge recorded for the Nashua facility was that it would remain unoccupied for nine months and that it would be subleased thereafter at a 20% discount from the lease-related payments due under the Company's lease. Payments related to terminated employees were completed in June 1998 for 45 employees and were completed by September 1999 for the remaining 3 employees. Payments related to the closure and reduction of facilities were originally expected to be complete by April 2003. However, payments ended as of December 31, 1998, upon the execution of a settlement agreement with the Company's Nashua landlord. The restructuring resulted in a reduction of approximately $950,000 in salary and related costs and $90,000 in facility-related costs on a quarterly basis beginning in second quarter of 1998.

     In September 1998, the Company announced its intention to restructure and recorded a total restructuring charge of $3,372,000. The charge included $1,909,000 for severance-related payments associated with the termination of approximately 33% of the Company's employees at that time (89 employees). At September 30, 1998, all 89 employees had been terminated with no further terminations remaining under the restructuring. The charge also included $1,463,000 related to the closure of two research and development centers (Cincinnati, Ohio and Lisle, Illinois) and a 30,000 square foot reduction of occupied space at the Company's headquarters facility in Billerica, MA. The accrual consisted primarily of estimated lease costs, net of estimated sublease income. The $837,000 charge associated with Billerica, assumed that the vacated space would remain empty for nine months and would be subsequently subleased thereafter at a 20% discount from the lease-related payments due under the Company's lease for the following four years. Thereafter, for the last two and one-half years of the lease, the Billerica sublease income was estimated to equal the amounts due under the Company's lease. The assumption for the Cincinnati charge of $442,000 and the Lisle charge of $184,000 was that space would remain empty for six months and would be subsequently subleased thereafter at a 20% discount from the lease-related payments due under the Company's lease until lease termination. Payments related to terminated employees were completed by December 1998 for 82 employees and were completed by September 1999 for the remaining 7 employees. Payments related to the closure of facilities and reduction of occupied space were originally expected to be completed by June 2003; however, payments ended as of September 30, 1999 upon the execution of a settlement agreement with the Company's Billerica landlord. The restructuring resulted in a reduction of approximately $1,900,000 in salary and related

                        PERITUS SOFTWARE SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


costs and $250,000 in lease-related costs on a quarterly basis beginning in the fourth quarter of 1998.

     In December 1998, the Company announced its intention to restructure and recorded a total restructuring charge of $1,316,000. The charge included $408,000 for severance-related payments associated with the termination of approximately 22% of the Company's employees at that time (45 employees). At December 31, 1998, all 45 employees had been terminated with no further terminations remaining under the restructuring. In addition, $908,000 of the restructuring charge related to its Billerica headquarters facility including a further reduction (20,000 additional square feet) of occupied space and consisted primarily of accrual of lease costs, net of estimated sublease income generally consistent with previous assumptions. However, the assumption on the amount of time the total 50,000 square feet of vacated space would remain unoccupied was extended from June 30, 1999 until November 30, 1999 based on the progress of the marketing efforts to date. Payments related to the terminated employees were completed by December 31, 1998. Payments related to the reduction of occupied space were originally expected to be complete by June 2003; however, payments ended as of September 30, 1999 upon the execution of a settlement agreement with the Company's Billerica landlord. The restructuring resulted in a reduction of approximately $950,000 in salary and related costs and $70,000 in lease-related costs on a quarterly basis beginning in the first quarter of 1999. In December of 1998, through its marketing activity, the Company found a new tenant for its Nashua, New Hampshire facility and executed a settlement agreement with its landlord rather than entering into a sublease. The settlement resulted in a $58,000 release from the restructuring accrual.

     The amounts accrued to, charged against and other adjustments made to the restructuring accrual during the year ended December 31, 1998 and the composition of the remaining balance at December 31, 1998 were as follows:

                                             Balance        1998         1998           Other           Balance
                                        December 31, 1997  Accrual     Charges       Adjustments   December 31, 1998
                                        -----------------  -------     --------      ------------  -----------------
                                                                    (in thousands)
Provision for severance and
  benefit payments to
  terminated employees..............         $ --          $3,264      $(2,558)          $(170)           $  536
Provisions related to closure
  of facilities and reduction of
  occupied space....................           --           2,698         (503)            (51)            2,144
Support costs for discontinued
  Product...........................           --             165         (165)             --                --
                                             ----          ------      -------           -----            ------
     Total..........................         $ --          $6,127      $(3,226)          $(221)           $2,680
                                             ====          ======      =======           =====            ======

6.  DISPOSITION OF MAJORITY-OWNED SUBSIDIARY

     In July 1998, the Company divested 100% of its equity interest in its majority-owned Spanish subsidiary, Persist, S. A. ("Persist"), to Persist for cash proceeds totaling $470,000. Accordingly, the results of operations of Persist subsequent to the date of disposition have been excluded from the Company's consolidated results for the year ended December 31, 1998. The gain on this transaction was determined as the excess of cash proceeds received by the Company over the net assets of Persist at the date of disposition and reflects the realization of the cumulative impact of foreign exchange rate fluctuations on the balance sheet of Persist while a subsidiary of the Company.

                        PERITUS SOFTWARE SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


7.   PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                       Estimated
                                                         Useful
                                                         Lives          December 31,
                                                                        ------------
                                                        (Years)        2000        1999
                                                        -------        ----        ----
  Equipment.........................................         3-7   $1,480,000  $  1,734,000
  Furniture, fixtures and internal use
   software.........................................         5-7    1,040,000     1,040,000
  Leasehold improvements............................         2-5       43,000        43,000
                                                                   ----------  ------------

                                                                    2,563,000     2,817,000
  Less: Accumulated depreciation and
   amortization.....................................                2,346,000     2,115,000
                                                                   ----------  ------------
                                                                   $  217,000  $    702,000
                                                                   ==========  ============

     Equipment under capital leases at December 31, 2000 and 1999 was $53,000 and $53,000 with related accumulated depreciation of $26,000 and $15,000, respectively. Amortization expense related to assets under capital leases was $11,000, $69,000 and $48,000 for the years ended December 31, 2000, 1999 and
1998, respectively. Depreciation expense on all fixed assets amounted to $463,000, $1,166,000 and $2,063,000 for the years ended December 31, 2000, 1999 and 1998, respectively.


8.   OTHER ACCRUED EXPENSES AND CURRENT LIABILITIES

  Other accrued expenses and current liabilities consist of the following:

                                                                      December 31,
                                                                      ------------
                                                                    2000        1999
                                                                    ----        ----

  Sales and use tax accrual.................................      $ 90,000  $  484,000
  Employee-related costs....................................        57,000     223,000
  Professional costs........................................        96,000     168,000
  Miscellaneous accruals....................................       134,000     253,000
                                                                  --------  ----------
                                                                  $377,000  $1,128,000
                                                                  ========  ==========

     Miscellaneous accruals include items such as warranty costs exposure and accruals for expenses where no invoices had been received.


9.   RELATED PARTY TRANSACTIONS

     For the year ended December 31, 2000, the Company recorded revenue of $90,000 and $25,000 related to other services revenue with shareholders, Rocket Software Inc, and Mr. Dominic Chan, respectively. At December 31, 2000, there were no balances in accounts receivable or in costs and estimated earnings in excess of billings on uncompleted contracts with related parties.

     For the year ended December 31, 1998, the Company recorded revenue of $204,000 and $255,000 related to software services and licensing agreements, respectively, with Great American Insurance Company ("GAI"), an affiliated company of a significant shareholder, APU. At December 31, 1998, $42,000 was included in accounts receivable from related parties with respect to this customer.

     For the years ended December 31, 1998 and 1997, Persist, S.A. ("Persist'), the Company's majority-owned Spanish

                        PERITUS SOFTWARE SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


subsidiary, recorded revenue of $872,000 and $1,183,000, respectively, related to outsourcing services to a corporation owning a majority of and 27% of the outstanding stock of Persist at December 31, 1998 and 1997, respectively. The Company divested 100% of its equity interest in Persist in July of 1998.

10.  ACCOUNTS RECEIVABLE PURCHASE AGREEMENT

     The Company concluded an accounts receivable purchase agreement in 1999 with a lender to permit borrowing against certain acceptable receivables at a rate of 80% of the face amount of such receivables up to a maximum of $4 million. In exchange for such agreement, the Company granted the lender a security interest in substantially all of its assets. There can be no assurance that the Company will be able to successfully borrow against such agreement, negotiate other borrowing arrangements or raise additional funds through bank borrowings and/or debt and/or equity financings. To date, the Company has not had any borrowings under this agreement.

11.  INCOME TAXES

     The components of loss before income taxes are as follows:


                                    Year Ended December 31,
                                    -----------------------
                               2000          1999           1998
                               -----         ----           ----
  Domestic...............  $(4,199,000)  $(2,222,000)  $(26,393,000)
  Foreign................        5,000      (359,000)      (255,000)
                           -----------   -----------   ------------
                           $(4,194,000)  $(2,581,000)  $(26,648,000)
                           ===========   ===========   ============

The provision (benefit) for income taxes consists of the following:

                                          Year Ended December 31,
                                          -----------------------
                                       2000        1999         1998
                                       ----        ----         ----
  Current:
  Federal.......................  $        --   $      --    $        --
  State.........................           --          --             --
  Foreign.......................      (28,000)      2,000         25,000
                                  -----------   ---------   ------------
                                      (28,000)      2,000         25,000
                                  -----------   ---------   ------------
  Deferred:
  Federal.......................   (1,550,000)   (513,000)    (9,546,000)
  State.........................     (245,000)     37,000     (1,902,000)
                                  -----------   ---------   ------------
                                   (1,795,000)   (476,000)   (11,448,000)
  Change in deferred tax asset
  valuation allowance...........    1,795,000     476,000     11,448,000
                                  -----------   ---------   ------------
                                  $   (28,000)  $   2,000   $     25,000
                                  ===========   =========   ============

     No current federal or state income taxes were payable in the years ended December 31, 2000, 1999 or 1998 as a result of taxable losses incurred.

                        PERITUS SOFTWARE SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


The components of deferred tax assets and liabilities follow:

                                                                   December 31,
                                                                   ------------
                                                               2000           1999
                                                               ----           ----
  Deferred tax assets:
  Net operating loss carry-forwards......................  $ 36,718,000   $ 33,703,000
  Tax credit carry-forwards..............................       746,000        778,000
  Nondeductible accrued expenses and reserves............       166,000        525,000
  Other deferred tax assets..............................       165,000      1,106,000
                                                           ------------   ------------
  Gross deferred tax assets..............................    37,795,000     36,112,000
                                                           ------------   ------------

  Deferred tax liabilities:
  Estimated costs and earnings in excess of billings on
     uncompleted contracts...............................        (4,000)      (116,000)

  Gross deferred tax liabilities.........................        (4,000)      (116,000)
                                                           ------------   ------------

  Net deferred tax (liabilities) assets..................    37,791,000     35,996,000
  Deferred tax asset valuation allowance.................   (37,791,000)   (35,996,000)
                                                           ------------   ------------
                                                           $         --   $         --
                                                           ============   ============

     At December 31, 2000 and 1999, the Company has provided a valuation allowance for the full amount of its net deferred tax assets since, based on the weight of available evidence, management has concluded that it is more likely than not (defined as a likelihood of slightly more than 50%) that these future benefits will not be realized. If the Company achieves profitability, these net deferred tax assets may be available to offset future income tax liabilities and expense.

     A reconciliation between the amount of reported income tax provision (benefit) and the amount determined by applying the U.S. federal statutory rate to the loss before income taxes and minority interest in majority-owned subsidiary follows:

                                                               Year Ended December 31,
                                                               -----------------------
                                                            2000        1999          1998
                                                            ----        ----          ----
  Loss at statutory rate..............................  $(1,468,000)  $(903,000)  $(9,327,000)
  Tax credit carry-forwards...........................           --          --      (655,000)
  Permanent differences and other, net................      (96,000)    571,500       191,000
  State tax benefit, net of federal effect............     (259,000)   (142,500)   (1,632,000)
   Change in deferred tax asset valuation allowance...    1,795,000     476,000    11,448,000
                                                        -----------   ---------   -----------
                                                        $   (28,000)  $   2,000   $    25,000
                                                        ===========   =========   ===========

     At December 31, 2000, the Company had available net operating loss carry-forwards of approximately $89.1 million and $89.4 million for federal and state income tax reporting purposes, respectively. At December 31, 2000, the Company had research and development credit carry-forwards of $508,000 and $237,000 available to offset future federal and state income tax, respectively. These carry-forwards and credits will expire at various times during the period 2001 through 2019 if not utilized.

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

12.  STOCK PLANS

1992 Long-Term Incentive Plan and 1997 Stock Incentive Plan

                        PERITUS SOFTWARE SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


In January 1992, the Board of Directors established the Long-Term Incentive Plan (the "1992 Incentive Plan"). In May 1997, the Board of Directors established the 1997 Stock Incentive Plan (the "1997 Incentive Plan") which replaced the 1992 Incentive Plan. The 1992 Incentive Plan and the 1997 Incentive Plan allow for the grant of awards in the form of incentive and nonqualified stock options, restricted stock awards and other stock-based awards, including the grant of shares based upon certain conditions, the grant of securities convertible into common stock and the grant of stock appreciation rights (collectively, the "Awards") to officers, employees, directors, consultants and advisors of the Company. At December 31, 2000, 3,950,000 shares of common stock were authorized under the 1997 Incentive Plan, and no further grants may be made under the 1992 Incentive Plan. Incentive stock options are granted at an exercise price equal to the fair market value of the Company's common stock at the grant date (or no less than 110% of the fair market value in the case of optionees holding more than 10% of the voting stock of the Company) and expire 10 years from the date of grant or upon termination of employment. Non-qualified stock options are granted at an exercise price determined by the Board of Directors and expire 10 years from the date of grant. Both the incentive and non-qualified stock options are exercisable at various dates as determined by the Board of Directors. Through December 31, 1999, no awards other than incentive stock options and non-qualified stock options were issued under the 1992 Incentive and 1997 Incentive Plans.

1997 Director Stock Option Plan

The Company's 1997 Director Stock Option Plan (the "Director Plan") was adopted by the Board of Directors and approved by the stockholders of the Company in May 1997. Under the terms of the Director Plan, directors of the Company who are not employees of the Company or any subsidiary of the Company are eligible to receive non-statutory options to purchase shares of Common Stock. A total of 200,000 shares of Common Stock were initially available for issuance upon exercise of options granted under the Director Plan. On March 24, 2000, the Board of Directors amended the Director Plan to increase the number of shares available for issuance thereunder to 600,000. The Director Plan was also amended to provide (i) that commencing in 2001, on the last trading day in April, options to purchase 25,000 shares will be granted to each director serving on the Board of Directors on such date who has been a director for the entire preceding twelve months, (ii) for an initial grant of options to purchase 25,000 shares to each new non-employee director elected after April 1, 2000, and (iii) for a grant of options to purchase 50,000 shares on the first trading day in April 2000 for each director serving on the Board of Directors on such date.

Summary of Activity Under Stock Option Plans

     At December 31, 2000, there were 1,651,944 options available for future grant under the 1997 Incentive Plan and the Director Plan.

The following table summarizes stock option activity during the years ended December 31, 2000, 1999, 1998:

                                                    Year Ended December 31,
                                                    -----------------------
                                    2000                  1999                   1998
                            --------------------  ---------------------  ---------------------
                                        Weighted               Weighted               Weighted
                                        Average                Average                Average
                                        Exercise               Exercise               Exercise
                            Shares      Price     Shares       Price     Shares       Price
                            ---------   --------  ----------   --------  ----------   --------
Outstanding at beginning
 of year..................  2,874,418    $1.2135   4,331,572    $4.0008   4,160,967    $5.9797
Granted...................    920,000     0.5723   1,823,500     0.2026   3,166,340     3.9877
Exercised.................   (145,928)    0.2077      (1,000)    0.0004    (883,185)    1.1507
Forfeited.................   (416,629)    1.4200  (3,279,654)    4.2350  (2,112,550)    9.0704
                            ---------             ----------             ----------

Outstanding at end of
 year.....................  3,231,861     1.0498   2,874,418     1.2135   4,331,572     4.0008
                            =========             ==========             ==========

Options exercisable at
 end of year..............  2,859,826     0.9754   1,508,288     1.2605   1,254,326     2.7785
                            =========             ==========             ==========

                        PERITUS SOFTWARE SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

The following summarizes information regarding stock options outstanding and exercisable at December 31, 2000:

                               Options Outstanding               Options Exercisable
                            -------------------------            -------------------
                                           Weighted
                                           Average     Weighted                       Weighted
                                          Remaining    Average                        Average
                              Number     Contractual   Exercise        Number         Exercise
Range of Exercise Prices    Outstanding  Life (years)   Price        Outstanding       Price
--------------------------  -----------  ------------  --------  -------------------  --------
  $0.000-- $0.100.........      154,375          2.2     $ 0.10           154,375      $ 0.10
  $0.101-- $0.250.........    1,872,736          7.6     $ 0.19         1,837,736      $ 0.19
  $0.251-- $0.500.........       50,250          9.2     $ 0.44               250      $ 0.48
  $0.501-- $1.000.........      716,800          6.4     $ 0.87           521,800      $ 0.87
  $1.001-- $2.000.........       17,000          4.1     $ 1.60            17,000      $ 1.60
  $2.001-- $5.000.........      278,230          5.8     $ 2.91           215,930      $ 2.91
  $5.001--$10.000.........       91,220          6.4     $ 8.14            61,610      $ 8.43
  $10.001--$15.000........       15,000          0.1     $13.00            15,000      $13.00
  $15.001--$20.000........       36,250          5.5     $16.47            36,125      $16.47
                              ---------          ---     ------        ----------      ------
                              3,231,861          6.8     $ 1.05         2,859,826      $ 0.98
                              =========                                ==========

No compensation expense was recorded under APB No. 25 during the years ended December 31, 2000, 1999 and 1998. Had compensation cost been determined based upon the fair value of options at their grant dates as prescribed in SFAS No. 123, the Company's net loss and basic and diluted net loss per share would have been as follows:

                                                   Year Ended December 31,
                                           ----------------------------------------
                                              2000          1999           1998
                                           -----------   -----------   ------------
  Net loss:
  As reported............................  $(4,166,000)  $(2,583,000)  $(26,673,000)
  Pro forma..............................  $(5,756,000)   (7,671,000)   (36,204,000)

  Basic and diluted net loss per share:
  As reported............................  $     (0.17)  $     (0.15)  $      (1.65)
  Pro forma..............................  $     (0.23)        (0.46)         (2.24)

The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                     Year Ended
                                                                    December 31,
                                                             ---------------------------
                                                              2000       1999      1998
                                                             ------     ------    ------
  Expected life (years)....................................      2          2         5
  Volatility...............................................    224%       198%       90%
  Risk-free interest rate..................................   6.26%      5.43%     5.02%
  Dividend yield...........................................      0%         0%        0%
  Fair value of option grants-exercise price equal to the
   fair value of the related stock.........................  $0.51      $0.17     $2.90

1997 Employee Stock Purchase Plan

In May 1997, the Board of Directors adopted the 1997 Employee Stock Purchase Plan (the "Purchase Plan"). As amended, the Purchase Plan provided for the issuance of up to 300,000 shares of the Company's common stock to participating employees. All

                        PERITUS SOFTWARE SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


employees of the Company whose customary employment is more than 20 hours per week and who own no more than 5% of the total combined voting power or value of the stock of the Company were eligible to participate in the Purchase Plan. Under the terms of the Purchase Plan, the option price was an amount equal to 85% of the average market price per share of the common stock on either the first day or the last day of the offering period, whichever was lower. As amended, the Purchase Plan provided for four consecutive six-month offering periods beginning with the six-month period extending from October 1, 1997 through March 31, 1998. A total of 50,000 and 50,000 shares were sold on April 1, 1998 and October 1, 1998, respectively, under the Purchase Plan. No awards were made under the Purchase Plan in 1997. The Board of Directors terminated the Purchase Plan on April 1, 1999.

13. DEFINED CONTRIBUTION PLAN

The Company maintains a defined contribution plan under Section 401(k) of the Internal Revenue Code covering substantially all employees. Under the plan, employees may contribute the lower of up to 20% of their salaries or a dollar amount prescribed by the Internal Revenue Code. The Board of Directors may elect to make a discretionary contribution to the plan. For the years ended December 31, 2000, 1999 and 1998, the Company contributed $53,000, $89,000 and $251,000 respectively, to the Plan.

14. SEGMENT, GEOGRAPHIC, AND PRODUCT INFORMATION

The Company operates in one reportable segment due to its centralized structure and single industry segment: software maintenance, tools and services. The Company currently derives its revenue from software maintenance outsourcing services, software and methodology licensing and other services. Information by geographic area at December 31, 2000, 1999 and 1998 and for the years then ended, is summarized below (in thousands):

                    Outsourcing Services             License Revenue      Other Services Revenue   LongLived
                  ------------------------           ---------------     ------------------------
                  Unaffiliated  Affiliated   Unaffiliated    Affiliated  Unaffiliated  Affiliated   Assets
                  ------------  ----------  ---------------  ----------  ------------  ----------  ---------

2000
United States...        $2,664  $       --  $         1,045  $       --       $   699  $      115     $  217
Foreign.........            --          --               --          --            --          --         --
                        ------  ----------  ---------------  ----------       -------  ----------     ------

                        $2,664  $       --  $         1,045  $       --       $   699  $      115     $  217
                        ======  ==========  ===============  ==========       =======  ==========     ======


1999
United States...        $5,923  $       --  $         2,087  $       --       $ 3,188  $       --     $  668
Foreign.........            --          --               --          --            --          --         34
                        ------  ----------  ---------------  ----------       -------  ----------     ------

                        $5,923  $       --  $         2,087  $       --       $ 3,188  $       --     $  702
                        ======  ==========  ===============  ==========       =======  ==========     ======


1998
United States...        $8,802  $       --  $         9,189  $      255       $11,850  $      204     $4,027
Foreign.........           251         872               --          --           109          --        211
                        ------  ----------  ---------------  ----------       -------  ----------     ------

                        $9,053  $      872  $         9,189  $      255       $11,959  $      204     $4,238
                        ======  ==========  ===============  ==========       =======  ==========     ======

The geographic classification of revenue is determined based on the country in which the legal entity providing the services is located. Revenue from no single foreign country was greater than 10% of the consolidated revenues of the Company in 2000, 1999 or 1998.

Significant Customers

Revenue from four customers, Bull, Ford Motor Company, EMC Corporation, and CGI Group Inc., accounted for 40%, 15%, 12% and 10% of the Company's total revenue for the year ended December 31, 2000, respectively. For the year ended December 31, 1999, Bull and Compaq represented 22% and 12%, respectively, of the Company's total revenue. Revenue from two customers, AT&T and Bull, accounted for 12% and 10%, respectively, of the Company's total revenue for the year ended December 31, 1998. At December 31, 2000, the Company had billed accounts receivable from Bull, Ford Motor Company, EMC Corporation, and CGI Group Inc., of $135,000, $0, $134,000 and $0, respectively. At December 31, 2000, the
Company had

                        PERITUS SOFTWARE SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

billings in excess of costs and estimated earnings in excess of billings on uncompleted contracts with Bull and EMC of $29,000 and $129,000, respectively, and $8,000 of unbilled revenue with Bull. At December 31, 1999, the Company had accounts receivable from Bull of $236,000 for billed accounts receivable, $59,000 for costs and estimated earnings in excess of billings on uncompleted contracts and $116,000 for unbilled revenue. At December 31, 1999, the Company had no amounts receivable from Compaq. At December 31, 1998, the Company had amounts receivable from Bull of $164,000 for billed accounts receivable, $114,000 for costs and estimated earnings in excess of billings on uncompleted contracts and $77,000 for unbilled revenue.

15. COMMITMENTS

The Company leases its operating facilities and certain equipment under non-cancelable operating and capital lease agreements. Rent expense for the years ended December 31, 2000, 1999 and 1998 was $315,000, $850,000 and $2,244,000,
respectively. Future minimum lease payments under non-cancelable leases as of December 31, 2000 are as follows:

                                                 Operating  Capital
     Year Ending December 31,:                     Leases    Leases
     -------------------------                   ---------  -------

     2001.....................................    270,000    13,000
     2002.....................................         --    12,000
                                                 --------    ------
                                                  270,000    25,000
     Less--Amount representing interest.......         --     1,000
                                                 --------    ------
     Present value of minimum lease payments..    270,000    24,000
                                                 ========    ======

16 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

(In Thousands, Except Share-Related Data)

                                       Q1 2000   Q2 2000   Q3 2000   Q4 2000
                                       --------  --------  --------  --------
Total revenue........................  $ 1,565    $  926    $1,047    $  985
Gross Profit.........................      985       467       678       633
Net income (loss)....................   (3,810)     (433)       41        36
Net income (loss) per basic and
diluted share........................  $ (0.21)   $(0.02)   $ 0.00    $ 0.00

                                       Q1 1999   Q2 1999   Q3 1999   Q4 1999
                                       -------   -------   -------   -------
Total revenue........................  $ 4,667    $3,113    $1,960    $1,458
Gross Profit.........................    1,620     1,156       835       558
Net loss.............................   (1,959)     (528)      (71)      (25)
Net loss per basic and diluted
share................................  $ (0.12)   $(0.03)   $(0.00)   $(0.00)


17. LEGAL PROCEEDINGS

     In December 1999, while continuing to deny any liability, the Company agreed to settle a then-pending class action lawsuit filed in the United States District Court for the District of Massachusetts relating to events during the period October 22, 1997 through October 26, 1998. The settlement was funded entirely by the Company's directors and officers liability insurer and became final on March 29, 2000.

     On or about April 28, 1999, the Company filed a lawsuit in the United States District Court for the District of Massachusetts against Micah Technology Services, Inc. and Affiliated Computer Services, Inc. (collectively, "Micah"). The lawsuit principally alleged that Micah breached its contract with the Company by failing to pay for services performed by the Company under such contract. The lawsuit further alleged that since Micah was unjustly enriched by the services performed by the Company, the

                        PERITUS SOFTWARE SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Company was entitled to recovery based on quantum meruit, and that Micah engaged in unfair and/or deceptive trade practices or acts in violation of Massachusetts General Laws ("M.G.L.") Chapter 93A by allowing the Company to perform services when Micah did not pay for such services. The lawsuit sought unspecified damages on the breach of contract and quantum meruit claims and double or triple damages on the Chapter 93A claim. Micah denied the Company's allegations and filed a counterclaim against the Company principally alleging fraud, negligent misrepresentations, breach of contract and that the Company engaged in unfair and/or deceptive trade practices or acts in violation of M.G.L. Chapter 93A by its misrepresentations and breach of contract. The Company denied the allegations contained in Micah's counterclaim. A non-binding mediation hearing was held on March 17, 2000 and no settlement was reached. On December 18, 2000, the Company and Micah agreed to settlement terms whereby Micah agreed to pay, and has paid $320,000 and both parties agreed to a general release from any and all claims relating to or arising out of this litigation.

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

Dominic K. Chan, age 52, has served on the Board of Directors since July 1999. Dr. Chan also served as a Director of the Company from its inception until April 1999 and as Chairman of the Board from December 1996 to April 1999. From November 1998 to April 1999, Dr. Chan served as the Company's President and Chief Executive Officer. From October 1997 to November 1998, he served as the Company's Chief Technology Officer. From December 1996 to October 1997, Dr. Chan served as the Company's Chief Executive Officer. He co- founded the Company in 1991 and served as its President from inception until December 1996. Since 2000, Mr. Chan has been Chairman and Chief Executive Officer of Univessence Digital Studios, a privately owned company. Prior to co-founding the Company, Dr. Chan held the position of Executive Vice President of Research and Development for Bull HN Information Systems Inc., a manufacturer of computer products.

Axel Leblois, age 52, has served on the Board of Directors of the Company since February 1995. Since January 1996, Mr. Leblois has served as the Chairman of World Times Inc., a publishing company. From July 1997 to December 2000, he served as President and Chief Executive Officer of ExecuTrain Corp., a computer training company. From May 1991 to December 1995, he served as President and Chief Executive Officer of Bull HN Information Systems Inc. Mr. Leblois is a director of IDG Books, Inc., an online book publisher. Mr. Leblois is a member of the Audit Committee and Compensation Committee of the Board of Directors of the Company.

Johan Magnusson, age 42, has served on the Board of Directors of the Company since April 2000. He was selected Director pursuant to the terms of a Common Stock Purchase Agreement dated March 27, 2000 between the Company and Rocket Software, Inc., a privately held company ("Rocket"). Rocket is the Company's largest stockholder. Mr. Magnusson has served as the Chief Operating Officer of Rocket since January 1999 and has served as a member of the Board of Directors of Rocket since 1990.

Roland D. Pampel, age 66, has served on the Board of Directors of the Company since November 1995. Mr. Pampel is retired. From March 1994 to January 1997, Mr. Pampel held the positions of President, Chief Executive Officer and director of Microcom, Inc. ("Microcom "), a manufacturer of computer equipment. From October 1991 to September 1993, prior to joining

                        PERITUS SOFTWARE SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Microcom, Mr. Pampel was President and Chief Executive Officer of Nicolet Instrument Inc., a manufacturer of medical instruments. He currently serves on the Board of Directors of Infinium Software, Inc., a provider of client-server business software applications. Mr. Pampel is a member of the Audit Committee and Compensation Committee of the Board of Directors of the Company.

Andrew Youniss, age 39, has served on the Board of Directors of the Company since April 2000. He was selected Director pursuant to the terms of a Common Stock Purchase Agreement dated March 27, 2000 between the Company and Rocket. Rocket is the Company's largest stockholder. Mr. Youniss is the President and Chief Executive Officer and a member of the Board of Directors of Rocket and has served in those capacities since 1990. Prior to founding Rocket, he was the Development Manager for DB View, Inc., a software company specializing in DB2 database utilities.

Christopher R.M. Bailey, age 49, co-founded the Company and since April 1999 has served as its Vice President, Research and Development. From 1995 through 1999, Mr. Bailey served as a director in the R&D organization of the Company. From 1992 through 1995, he was responsible for working on various outsourcing engagements for the Company. Prior to joining the Company, Mr. Bailey was previously employed at Bull HN Information Systems from 1977 to 1992.

Andrea C. Campbell, age 49, co-founded the Company and since May 1999 has served as its Vice President, Sales and Marketing. From June 1998 to May 1999, she served as its Vice President, Outsourcing Research and Development. She served as the Company's Vice President, Outsourcing Operations from June 1996 to June 1998 and as Vice President, Consulting and Technology Transfer Services from September 1992 to June 1996. Ms. Campbell was previously employed as Human Resources Director at Bull HN Information Systems Inc., a manufacturer of computer products, from March 1990 to August 1992.

James F. Dunleavy, age 59, joined the Company in September 1994 as a Director of Outsourcing Services and since May 1999 has served as Vice President of Outsourcing Services. From December 1996 to April 1999 he served as Director of Engineering as well as a Director of Outsourcing Services. Prior to joining the Company, Mr. Dunleavy held various positions at Bull HN Information Systems, where he most recently served as a Director of Hardware and Software development and maintenance.

Ronald C. Garabedian, age 49, joined the Company in February 1999 and has served as its Vice President and Treasurer since April 1999. Mr. Garabedian was engaged as an outside consultant for the Company from November 1998 until February 1999. From 1995 to 1998, Mr. Garabedian was the Treasurer and Controller of Japonica Partners, a private investment company. From 1980 to 1994, he held various positions at Bull HN Information Systems Inc., a manufacturer of computer products, where he most recently served as Controller of Public Sector Operations.

John D. Giordano, age 44, has served as the Company's President and Chief Executive Officer since April 1999 and has served on the Board of Directors since April 2000. He joined the Company in September 1998 as Vice President, Finance and Chief Financial Officer and still holds those offices. From March 1997 to December 1997, Mr. Giordano served on the Board of Directors of the Company. Prior to joining the Company and since 1978, Mr. Giordano held various positions at Bull HN Information Systems Inc., a manufacturer of computer products, where he most recently served as Vice President, Chief Financial Officer and Treasurer.

Patrick J. Manning, age 57, joined the Company in September 1999 and has served as its Controller since March 2000. From 1996 to 1999, Mr. Manning was the Corporate Controller of KAO Infosystems Company, a software manufacturing and services company. From 1990 to 1995, he served as a Group Controller for certain North American operations for Logica, a United Kingdom based software company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, executive officers and holders of more than 10% of the Company's Common Stock ("Reporting Persons") to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Based solely on its review of copies of reports filed by Reporting Persons with the Securities and Exchange Commission or written representations from certain Reporting Persons that no outstanding Form 5 filing was required for such person, the Company believes that, during 2000, all filings required to be made by its Reporting Persons were timely made in accordance with the requirements of the Exchange Act.

                        PERITUS SOFTWARE SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Item 11. Executive Compensation

Director Compensation

  All directors are reimbursed for expenses incurred in connection with their attendance at Board of Directors and committee meetings.

  The Company's 1997 Director Stock Option Plan (the "Director Plan") was adopted by the Board of Directors and approved by the stockholders of the Company in May 1997. Under the terms of the Director Plan, directors of the Company who are not employees of the Company or any subsidiary of the Company are eligible to receive non-statutory options to purchase shares of Common Stock. A total of 200,000 shares of Common Stock were initially available for issuance upon exercise of options granted under the Director Plan. On March 24, 2000, the Board of Directors amended the Director Plan to increase the number of shares available for issuance thereunder to 600,000. The Director Plan was also amended to provide (i) that commencing in 2001, options to purchase 25,000 shares on the last trading day in April will be granted to each director serving on the Board of Directors on such date who has been a director for the preceding year, (ii) for an initial grant of options to purchase 25,000 shares to each new non-employee director elected after April 1, 2000, and (iii) for a grant of options to purchase 50,000 shares on first trading day in April 2000 for each director serving on the Board of Directors on such date who has served as a director since January 1, 2000.

  On June 10, 1998, each of Messrs. Leblois and Pampel received an option to purchase 3,000 shares of the Company's Common Stock at an exercise price of $4.19 per share. On April 3, 2000, each of Messrs. Leblois and Pampel received an option to purchase 50,000 shares of the Company's Common Stock at an exercise price of $0.88 per share. On July 1, 1999, Mr. Chan received an option to purchase 15,000 shares of the Company's Common Stock at an exercise price of $0.17 per share. On April 3, 2000, Mr. Chan received an option to purchase 50,000 shares of the Company's Common Stock at an exercise price of $0.88 per share. On April 14, 2000, each of Messrs. Magnusson and Youniss received an option to purchase 25,000 shares of the Company's Common Stock at an exercise price of $0.44 per share. All options granted under the Director Plan vest at a rate of one-third of the shares per year over a period of three years from the date of grant so long as the optionee remains a director of the Company. The exercise price per share of such stock options will be the closing price of Common Stock on the date of the grant.

                        PERITUS SOFTWARE SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Executive Compensation

  The following table sets forth the total compensation paid or accrued for the three years ended December 31, 2000 for the Company's Chief Executive Officer and the Company's four most highly compensated executive officers in 2000 (such Chief Executive Officer and such other executive officers are hereinafter referred to as the "Named Executive Officers"):

                           Summary Compensation Table

                                                                                                  Long-term
                                                                                                 Compensation
                                                                                                    Awards
                                                          Annual Compensation(1)                  Securities
Name and Principal                                        ----------------------                  Underlying        All Other
Position(2)                                         Year          Salary             Bonus(3)     Options(4)     Compensation(5)
-----------                                         ----          ------            ---------   ---------------  ---------------
John D. Giordano..................................  2000           196,500            160,000          300,000            3,400
 President, Chief Executive                         1999           195,000            250,000          300,000               --
  Officer and Chief Financial                       1998            56,250 (6)        125,000          220,000               --
  Officer

Christopher R.M. Bailey...........................  2000           136,014                 --               --            2,840
 Vice President, Research                           1999           134,706             12,000          150,000            2,359
  & Development                                     1998           120,350                 --           56,400            2,247

Andrea C. Campbell................................  2000           139,846                 --               --            2,782
Vice President, Sales &                             1999           166,000                 --          150,000            3,300
 Marketing                                          1998           166,500                 --          100,000            1,770

James F. Dunleavy.................................  2000           136,014                 --               --            2,677
 Vice President, Outsourcing                        1999           125,776             11,450          150,000            2,111
 Services                                           1998           118,261              6,800           54,800            2,024

Ronald C. Garabedian..............................  2000           131,769                 --               --            2,620
 Vice President and Treasurer                       1999           107,308             27,500          150,000              300

(1) Excludes perquisites and other personal benefits because the aggregate amount of such compensation was in all cases less than the lesser of $50,000 or 10% of the total of annual salary and bonus for the Named Executive Officer.
(2) Unless otherwise noted, lists principal position with the Company as of December 31, 2000.
(3) Amounts in this column represent bonuses earned under the Company's executive compensation, retention or other bonus programs during 2000, 1999, and 1998.
(4) Reflects the grant of options to purchase Common Stock. The Company has never granted stock appreciation rights.
(5)  Consists of the Company's matching contributions to the Company's 401(k)
     Plan.
(6)  Mr. Giordano joined the Company as an executive officer in September 1998.


          The following table sets forth certain information concerning grants of stock options to each of the Named Executive Officers during the year ended December 31, 2000:

     Option Grants, Exercises and Year-End Values

                       Option Grants in Last Fiscal Year

                                                 Individual Grants
                                                 -----------------
                                                                              Potential Realizable
                                                                                Value at Assumed
                                                                                 Annual Rates of
                       Number of     Percent of                                    Stock Price
                      Securities    Total Options                                Appreciation for
                      Underlying     Granted to     Exercise of                   Option Term(3)
                       Options     Employees in     Base Price      Expiration ------------------
                     Granted(1)     Fiscal Year    Per Share(2)        Date       5%       10%
                     ----------   -------------    -----------         ----       --       ---
John D. Giordano...     300,000       41.67          0.1406         01/13/10   26,531    67,236

(1) Mr. Giordano's options were granted pursuant to the 1997 Incentive Plan and, unless otherwise noted, grant a right to purchase shares of Common Stock. Mr. Giordano's options vested on December 31, 2000.
(2) Represents the per share fair market value of the Common Stock, as determined by the Board of Directors, on the date of grant.
(3) Amounts reported in these columns represent amounts that may be realized upon exercise of the options immediately prior to the expiration of their term assuming the specified compound rates of appreciation (5% and 10%) on the market value of the Common Stock on the date of option grant over the term of the options. These numbers are calculated based on rules promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price growth. Actual gains, if any, on stock option exercises and Common Stock holdings are dependent on the timing of such exercise and the future performance of the Common Stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the individuals. No gain to the optionees is possible without an appreciation in stock price, which will benefit all stockholders commensurately. A zero percent stock price appreciation will result in zero gain for the optionee.

                        PERITUS SOFTWARE SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


The following table sets forth certain information concerning stock options exercised during 2000 and stock options held by each of the Named Executive Officers on December 31, 2000:

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
Values

                                                     Number of Shares
                            Shares                Underlying Unexercised           Value of Unexercised
                           Acquired                 Options at Fiscal              In-the-Money Options
                              on        Value            Year-End                  at Fiscal Year-End(2)
Name                       Exercise  Realized(1)    Exercisable/Unexercisable    Exercisable/Unexercisable
----                       --------  -----------  -----------------------------  -------------------------
John D. Giordano.........         0         0                  760,000 / 60,000                       0/ 0
Christopher R.M. Bailey..         0         0                  223,267 /  3,950                       0/ 0
Andrea C. Campbell.......         0         0                  466,652 / 12,500                       0/ 0
James F. Dunleavy........         0         0                  226,775 /  2,400                       0/ 0
Ronald C. Garabedian.....         0         0                  150,000 /      0                       0/ 0

(1) Value represents the difference between the exercise price and the fair market value of the Common Stock on the date of exercise, as determined by the Board of Directors of the Company.
(2) Value based on the closing sales price per share ($0.0625) of the Company's Common Stock on December 31, 2000, as reported on the Over the Counter Bulletin Board, less the exercise price.

Employment Agreements

     On March 15, 1996, the Company entered into a Non-Competition Agreement with Dominic K. Chan (the "Chan Agreement") which terminated on April 1, 2000, the first anniversary of the date on which Mr. Chan's employment with the Company terminated. The Chan Agreement provided for severance payments to Mr. Chan in quarterly installments over a one-year period following termination, in an aggregate amount not to exceed the amount paid to Mr. Chan by the Company in combined salary and bonus for the 12-month period immediately preceding the date of termination. The Company's obligation to pay such severance was conditional upon Mr. Chan's continued compliance with the terms of the Chan Agreement. The Chan Agreement prohibited Mr. Chan, during the term thereof, from engaging in any business activity that was directly or indirectly competitive in the United States with any of the products or services being developed or otherwise provided by the Company at the date of his termination. Mr. Chan terminated his employment with the Company on April 1, 1999. He was elected as a Director of the Company on July 1, 1999.

     On August 13, 1998, the Company entered into an employment agreement with John D. Giordano that was subsequently amended on September 9, 1999, October 5, 1998, April 9, 1999 and January 21, 2000 (the "Giordano Employment Agreement"). The term of the Giordano Employment Agreement expires on January 21, 2003 unless earlier terminated thereunder. The Giordano Employment Agreement (i) is terminable by either party without cause upon 30 days' prior notice, (ii) terminates upon a change of control of the Company, (iii) is terminable by either party pursuant to a breach of the Giordano Employment Agreement by the other party and failure to remedy the breach by such party upon 30 days' prior notice, (iv) is terminable immediately by the Company with cause (as defined), or (v) terminates upon the death or disability of the employee. The employment agreement provides for an annual base salary of $195,000 as well as bonus compensation to be determined in accordance with the Company's policies, with a minimum bonus of $25,000 for 1998. If Mr. Giordano's employment is terminated by the Company without cause (as defined) or terminates upon a change of control of the Company, he will be entitled to receive (i) a severance payment equal to his base compensation for one year, and (ii) benefits in accordance with the Company's then current policies until the earlier of the date of one year following the termination date or the date Mr. Giordano commences employment or consulting with a third party. The Giordano Employment Agreement also provides for the vesting of all of Mr. Giordano's unvested options and for the extension of the date to exercise those options for up to one year after termination of his employment if his employment is terminated by the Company without cause or terminates upon a change of control of the Company. The Giordano Employment Agreement contains a non-solicitation covenant and a non-competition covenant pursuant to which Mr. Giordano, during the term of his employment, is prohibited from engaging in any business activity that would compete directly or indirectly with products or services of the kind or type developed by the Company. The non-competition and non solicitation covenants extend for a one-year period after termination. The Giordano Employment Agreement provided for retention payments of $60,000, $40,000, $30,000 and $30,000 on December 1, 1998, January 1, 1999,
February 1, 1999 and March 1, 1999, respectively, together with a payment

                        PERITUS SOFTWARE SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


of $280,000 minus the foregoing payments, if made, in the event of a change in control of the Company. The Giordano Employment Agreement provided for the payment of a retention bonus of $120,000 on September 30,1999. The foregoing retention bonus was in place of the change in control payment referenced above. The Giordano Employment Agreement provided for a retention payment of $70,000 on January 1, 2000. The Employment Agreement also provided for retention payments of $60,000 and $100,000 on April 1, 2000 and July 1, 2000.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Voting Securities and Principal Holders Hereof

The following table sets forth certain information as of March 16, 2001 (unless otherwise specified) with respect to the beneficial ownership of shares of Common Stock by (i) each person or entity known to the Company to own beneficially more than 5% of the outstanding shares of Common Stock, (ii) the directors of the Company, (iii) each Named Executive Officer and (iv) all directors and executive officers of the Company as a group.

                                                                            Number of Shares      Percentage of
                                                                             of Common Stock       Common Stock
Beneficial Owner                                                          Beneficially Owned(1)   Outstanding(2)
------------------------------------------------------------------------  ---------------------  ----------------
Rocket Software, Inc.(3)................................................             10,016,668           34.1%
One Innovation Drive
Natick, MA 01760
Dominic K. Chan(4)......................................................              2,130,030            7.3%
c/o Peritus Software Services, Inc.
112 Turnpike Road, Suite 111
Westborough, MA 01581-2860
John D. Giordano(5).....................................................                760,000            2.6%
Andrea C. Campbell(6)...................................................                466,652            1.6%
Christopher R.M. Bailey(7)..............................................                352,367            1.2%
James F. Dunleavy(8)....................................................                235,975              *
Ronald C. Garabedian(9).................................................                150,000              *
Roland D. Pampel(10)....................................................                 89,667              *
Axel Leblois(11)........................................................                 54,167              *
Johan Magnusson(3)......................................................             10,016,668           34.1%
c/o Rocket Software, Inc.
One Innovation Drive
Natick, MA 01760
Mathew Kelley(3)........................................................             10,016,668           34.1%
c/o Rocket Software, Inc.
One Innovation Drive
Natick, MA 01760
Andrew Youniss(3).......................................................             10,016,668           34.1%
c/o Rocket Software, Inc.
One Innovation Drive
Natick, MA 01760
All executive officers and directors, as
a group (11 persons)(12)................................................             14,308,026           48.7%

*  Less than 1% of outstanding Common Stock.

(1) The number of shares beneficially owned by each stockholder is determined under rules promulgated by the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Share ownership is based upon information as of March 15, 2001 provided by EquiServe, the Company's transfer agent. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of March 15, 2001 through the

                        PERITUS SOFTWARE SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


     exercise of any stock option, warrant or other right. The inclusion herein of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares.
(2) Number of shares of Common Stock deemed outstanding represents 27,319,903 shares issued and outstanding as of March 15, 2001 plus any shares subject to options held by the referenced beneficial owner(s).
(3) Rocket Software acquired 10,000,000 shares of Common Stock on March 27, 2000 pursuant to a Common Stock Purchase Agreement dated as of March 27, 2000. Johan Magnusson, Matthew Kelley and Andrew Youniss may be deemed controlling persons with respect to Rocket. Represents 10,000,000 shares of Common Stock and includes 16,668 shares of Common Stock held equally by Mrssrs. Magnusson and Youniss subject to outstanding stock options which are exercisable within 60 days of March 15, 2001.
(4) Represents 2,108,363 shares of Common Stock held jointly with his wife, Marsha C. Chan and 21,667 shares of Common Stock subject to outstanding stock options which are exercisable within 60 days of March 15, 2001.
(5) Includes 760,000 shares of Common Stock subject to outstanding stock options which are exercisable within 60 days of March 15, 2001.
(6) Includes 466,652 shares of Common Stock subject to outstanding stock options which are exercisable within 60 days of March 15, 2001.
(7) Represents 126,000 shares of Common Stock held by Mr. Bailey and 1,500 shares held by his daughter, Gillian Z. Bailey and 224,867 shares of Common Stock subject to outstanding stock options which are exercisable within 60 days of March 15, 2001.
(8) Represents 8,000 shares of Common Stock and 227,975 shares of Common Stock subject to outstanding stock options which are exercisable within 60 days of March 15, 2001.
(9) Includes 150,000 shares of Common Stock subject to outstanding stock options which are exercisable within 60 days of March 15, 2001.
(10) Represents 17,300 shares of Common Stock and 1,200 shares of Common Stock held by four trusts of which Carol P. Pampel, Mr. Pampel's wife, is sole trustee, as to which shares Mr. Pampel disclaims beneficial ownership. Also includes 71,167 shares of Common Stock subject to outstanding stock options which are exercisable within 60 days of March 15, 2001.
(11) Represents 8,000 shares of Common Stock and 46,167 shares of Common Stock subject to outstanding stock options which are exercisable within 60 days of March 15, 2001.
(12) Includes an aggregate of 2,037,663 shares of Common Stock subject to outstanding options which are exercisable within 60 days of March 15, 2001.


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

     For the year ended December 31, 2000, the Company recorded revenue of $90,000 and $25,000 related to other services revenue with shareholders, Rocket Software Inc, and Mr. Dominic Chan, respectively. At December 31, 2000, there were no balances in accounts receivable or in costs and estimated earnings in excess of billings on uncompleted contracts with related parties.

     For a description of certain employment and other arrangements between the Company and its executive officers and directors, see "Item 11--Executive Compensation, Employment Agreements."

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

                        PERITUS SOFTWARE SERVICES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

                                   PART IV.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1) Financial Statements

     The financial statements filed as part of this report are listed on the Index to Consolidated Financial Statements on Page 50 and incorporated herein by reference.

(a)(2) Financial Statement Schedules

     Schedule II: Valuation and Qualifying Accounts All other Schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(a)(3) Exhibits

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

(b) Reports on Form 8-K

     A Current Report on Form 8-K dated October 16, 2000 was filed by the Company October 19, 2000. The Company reported under Item 5 (Other Events) that it retained The Catalyst Group, LLC to render financial advisory and investment banking services in connection with exploring strategic alternatives including the potential sale of the Company.


          REPORT OF INDEPENDENT ACCOUNTANTS ON THE FINANCIAL STATEMENT
                                   SCHEDULES

To the Board of Directors of Peritus Software Services, Inc.:

     Our audits of the consolidated financial statements referred to in our report dated February 20, 2001 appearing in the December 31, 2000 Annual Report to Stockholders of Peritus Software Services, Inc. also included an audit of the financial statement schedules listed in Item 14 (a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PRICEWATERHOUSECOOPERS LLP
Boston, Massachusetts
February 20, 2001

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Peritus Software Services, Inc.

                                         By:  /s/ John Giordano
                                              ----------------------------------
                                                          John Giordano
                                              President, Chief Executive Officer
                                                  and Chief Financial Officer

                                                         March 20, 2001
                                                             (Date)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                  By: /s/ John D. Giordano
                                      ------------------------------------------
                                                    John D. Giordano,
                                           President, Chief Executive Officer,
                                          Chief Financial Officer and Director
                                      (Principal Executive Officer and Principal
                                                    Financial Officer)

                                                     March 20, 2001
                                                         (Date)

                                  By: /s/ Patrick J. Manning
                                      ------------------------------------------
                                                  Patrick J. Manning,
                                                 Corporate Controller,
                                            (Principal Accounting Officer)

                                                     March 20, 2001
                                                         (Date)

                                  By: /s/ Axel Leblois
                                      ------------------------------------------
                                                     Axel Leblois,
                                                       Director

                                                    March 20, 2001
                                                        (Date)

                                  By: /s/ Roland D. Pampel
                                      ------------------------------------------
                                                  Roland D. Pampel,
                                                      Director

                                                   March 20, 2001
                                                      (Date)

                                  By: /s/ Dominic K. Chan
                                      ------------------------------------------
                                                  Dominic K. Chan,
                                                     Director

                                                  March 20, 2001
                                                      (Date)


                                  By: /s/ Johan Magnusson
                                      ------------------------------------------
                                                 Johan Magnusson,
                                                     Director

                                                  March 20, 2001
                                                     (Date)

                                  By: /s/ Andrew Youniss
                                      ------------------------------------------
                                                 Andrew Youniss,
                                                    Director

                                                 March 20, 2001
                                                     (Date)

                                  SCHEDULE II

                        PERITUS SOFTWARE SERVICES, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                (IN THOUSANDS)

                                                                    Balance   Charged to    Charged               Balance
                                                                   Beginning   Costs and   to Other               End of
For The Year Ended           Classification                         of Year    Expenses    Accounts   Deductions   Year
------------------           --------------                        ---------  -----------  ---------  ----------  -------
December 31, 1998...  Allowance for doubtful accounts                $    95      $1,481    $  (850)  $   --      $   726
December 31, 1999...  Allowance for doubtful accounts                $   726      $ (321)   $  (380)  $   --      $    25
December 31, 2000...  Allowance for doubtful accounts                $    25      $   --    $    --   $   --      $    25

                                                                   Balance    Charged to   Charged                Balance
                                                                   Beginning  Costs and    to Other               End of
For The Year Ended           Classification                        of Year    Expenses     Accounts   Deductions  Year
--------------------         --------------                        ---------  ----------   --------   ----------  -------
December 31, 1998...  Net deferred tax assets valuation allowance    $24,072  $       --    $11,448   $   --      $35,520
December 31, 1999...  Net deferred tax assets valuation allowance    $35,520  $       --    $   476   $   --      $35,996
December 31, 2000...  Net deferred tax assets valuation allowance    $35,996  $       --    $ 1,795   $   --      $37,791

Exhibit
  No.     Description
  ---     -----------

 3.1(1)   Restated Articles of Organization of the Registrant.

 3.2(1)   Amended and Restated By-Laws of the Registrant.

 4(1)     Specimen Certificate for shares of Common Stock.

*10.1(1)  Long-Term Incentive Plan (1992).

*10.2(1)  1997 Stock Incentive Plan.

*10.3(1)  1997 Director Stock Option Plan.

10.4(1) Master Software Services Agreement dated as of February 3, 1992 between the Registrant and Bull HN Information Systems, Inc.

10.5(1) License Agreement dated as of July 29, 1996 between the Registrant and Bull HN Information Inc., as amended.

10.6(1) Master License Agreement dated as of October 21, 1996, as amended, between the Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

10.7(1) License and Alliance Agreement dated as of May 1, 1996, as amended, between the Registrant and CSC Consulting, Inc., as amended.

10.8(1) Agreement and Plan of Merger among the Registrant, Vista Technologies Incorporated and its stockholders, dated January 29, 1996.

10.9(2) Asset Purchase Agreement dated October 22, 1997 by and among the Registrant and Twoquay, Inc. and Millennium Dynamics, Inc. ("MDI") and American Premier Underwriters ("APU").

*10.10(3) Employment Agreement dated August 13, 1998 between the Company and
          John Giordano.

10.11(3) Share Purchase Agreement dated July 20, 1998 between the Company and Persist S.A.

*10.12(4) Addendum to Employment Agreement dated October 5, 1998 between the
          Company and John Giordano.

*10.13(4) Letter Agreement dated April 9, 1999 between the Company and John
          Giordano.

10.14(5) Settlement Agreement and Release dated July 29, 1999 by and among the Company, American Financial Group, Inc. ("AFG") and affiliates of AFG.

10.15(6) Settlement Agreement dated September 15, 1999 by and between the Company and BCIA New England Holdings LLC.

10.16(6) Agreement for Termination of Lease dated August 12, 1999 between the Company and The Prudential Insurance Company of America.

*10.17(6) Amended Employment Agreement between the Company and John Giordano dated as of September 9, 1999.

*10.18(6) Addendum to Employment Agreement between the Company and John Giordano dated as of September 9, 1999.

10.19(6) Letter Agreement dated September 30, 1999 between the Company and Siemens Credit Corporation.

10.20(6) Lease dated February 2, 1999, as amended, between the Company and OTR.

*10.21(7) Addendum to Employment Agreement between the Company and John Giordano dated January 21, 2000.

*10.22(7) Amended Employment Agreement between the Company and John Giordano dated January 21, 2000.

10.23(7) Asset Purchase Agreement dated as of January 31, 2000, as amended, by and among Peritus Software Services (India) Private Limited, LTP (India) Pvt. Ltd. and Lisle Technology Partners L.L.C.

10.24(7) Accounts Receivable Purchase Agreement dated as of November 19, 1999 by and between the Company and Silicon Valley Bank.

10.25(7) Intellectual Property Security Agreement dated as of November 19, 1999 by and between the Company and Silicon Valley Bank.

10.26(7) Common Stock Purchase Agreement dated as of March 27, 2000 by and between the Company and Rocket Software, Inc.

10.27(7) Registration Rights Agreement dated as of March 27, 2000 by and between the Company and Rocket Software, Inc.

10.28(8) Consulting Services Agreement dated as of June 22, 2000 by and between the Company and Dominic K.Chan

10.29(8) Consulting Services Agreement dated as of July 1, 2000 for the IBM/SBC and Other Projects between the Company and Rocket Software, Inc.

10.30(8) Mainframe Equipment Use Agreement dated as of July 1, 2000 by and between the Company and Rocket Software, Inc

10.31(8) Consulting Services Agreement for Professional/Administrative Services dated as of May 1, 2000 by and between the Company and Rocket Software, Inc

21  Subsidiaries of the Registrant.

23  Consent of PricewaterhouseCoopers LLP.

___________________
(1) Incorporated by reference to Registrant's Registration Statement on Form S-1, Commission file number 333-27087.
(2) Incorporated by reference to Registrant's Current Report on Form 8-K dated December 16, 1997.
(3) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q dated December 14, 1998.
(4) Incorporated by reference to Registrant's Annual Report on Form 10-K dated April 14, 1999.
(5) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q dated August 11, 1999.
(6) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q dated November 12, 1999.
(7) Incorporated by reference to Registrant's Annual Report on Form 10-K dated March 30, 2000.
(8) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q dated November 9, 2000.

*  Management Contract or compensatory plan or arrangement filed in response to
   Item 14(a)(3) of the instructions to the Annual Report on Form 10-K.