Form 10-Q
period 2001-03-31
PERITUS SOFTWARE SERVICES INC
filed 2001-05-10
CIK 1011632

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 000-22647

PERITUS SOFTWARE SERVICES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Massachusetts	04-3126919
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

112 Turnpike Road, Suite 111, Westborough, Massachusetts	01581-2860
(Address of Principal Executive Offices)	(Zip Code)

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Shares outstanding
Title of Class	at May 10, 2001

Common Stock, $.01 par value	27,319,903

PERITUS SOFTWARE SERVICES INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

     This Quarterly Report on Form 10-Q may contain forward looking statements which involve risks and uncertainties. The Company's actual results could differ materially from the results discussed in such statements. Certain factors that could cause such a difference include, without limitation, the risks specifically described in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and other public documents, filed by the Company with the Securities and Exchange Commission (the ''Commission''), which factors are incorporated herein by reference and the factors listed below in "Factors That May Affect Future Results." The Company’s forward looking statements generally do not reflect the impact of any future transactions or strategic alliances. From time to time, the Company may also provide oral or written forward-looking statements in other materials it releases to the public. The Company does not assume any obligation to update any of the forward-looking statements it makes.

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

PERITUS SOFTWARE SERVICES, INC.
CONSOLIDATED BALANCE SHEET
(In thousands, except share-related data)

(Unaudited)

ASSETS	March 31, 2001	December 31, 2000

Current assets:
Cash and cash equivalents	$3,652	$3,716
Short-term investments	1,411	1,411
Accounts receivable, net of allowance for doubtful accounts of $25	108	565
Costs and estimated earnings in excess of billings on uncompleted contracts	—	8
Prepaid expenses and other current assets	206	196

Total current assets	5,377	5,896
Long-term investments	1,000	1,000
Property and equipment, net	139	217

	$6,516	$7,113

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of capital lease obligations	$13	$13
Accounts payable	6	34
Customer advances	289	289
Billings in excess of costs and estimated earnings on uncompleted contracts	33	158
Other accrued expenses and current liabilities	360	377

Total current liabilities	701	871
Capital lease obligations	9	12

Total liabilities	710	883

Commitments and contingencies	—	—
Stockholders' equity:
Common stock, $.01 par value; 50,000,000 shares authorized; 27,319,903
shares issued and outstanding at March 31, 2001 and December 31, 2000, respectively	273	273
Additional paid-in capital	113,208	113,208
Accumulated deficit	(107,661)	(107,237)
Accumulated other comprehensive loss	(14)	(14)

Total stockholders' equity	5,806	6,230

	$6,516	$7,113

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PERITUS SOFTWARE SERVICES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share related data)

(unaudited)

	ThreeMonths
	Ended
	March 31,

	2001	2000

Revenue:
Outsourcing services	$541	$809
License	—	644
Other services	37	112

Total revenue	578	1,565

Cost of revenue:
Cost of outsourcing services	319	510
Cost of license	—	—
Cost of other services	14	70

Total cost of revenue	333	580

Gross profit	245	985

Operating expenses:
Sales and marketing	82	57
Research and development	265	325
General and administrative	415	472
Gain on sale of assets	—	(24)

Total operating expenses	762	830

Profit (Loss) from operations	(517)	155
Interest income, net	93	35
Cost of strategic investment	—	4,000

Net loss	$(424)	$(3,810)

Basic and Diluted Loss per share	$(0.02)	$(0.21)

Weighted average shares outstanding -basic and diluted	27,320	17,746

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PERITUS SOFTWARE SERVICES, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,

	2001	2000

Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities:
Net loss	$(424)	$(3,810)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	79	153
Gain on asset sale	—	(24)
Cost of strategic investment	—	4,000
Changes in assets and liabilities:
Accounts receivable	457	226
Costs and estimated earnings in excess of billings on uncompleted contracts	8	91
Prepaid expenses and other current assets	(10)	72
Other assets	—	13
Accounts payable	(28)	36
Billings in excess of costs and estimated earnings on uncompleted contracts	(125)	(56)
Deferred revenue	—	(68)
Other accrued expenses and current liabilities	(17)	(323)

Net cash provided by (used for) operating activities	(60)	310

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	57
Purchases of property and equipment	(1)	—

Net cash provided by (used for) investing activities	(1)	57

Cash flows from financing activities:
Principal payments on capital lease obligations	(3)	(4)
Proceeds from exercise of stock options	—	28
Proceeds from issuance of common stock, net of issuance costs	—	4,000

Net cash provided by (used for) financing activities	(3)	4,024

Effects of exchange rates on cash and cash equivalents	—	—

Net increase (decrease) in cash and cash equivalents	(64)	4,391
Cash and cash equivalents, beginning of period	3,716	2,475

Cash and cash equivalents, end of period	$3,652	$6,866

Supplemental disclosure of cash flows:
Cash paid for income taxes	$—	$—
Cash paid for interest	—	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PERITUS SOFTWARE SERVICES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation and Current Financial Condition

       The accompanying unaudited consolidated financial statements include the accounts of Peritus Software Services, Inc. and its subsidiaries ("Peritus" or the ''Company'') and have been prepared by the Company without audit in accordance with the Company's accounting policies, as described in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission (''SEC''). In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of those of a normal recurring nature, necessary for a fair presentation of the Company's financial position, results of operations and cash flows at the dates and for the periods indicated. While the Company believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's 2000 Annual Report on Form 10-K. The operating results for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year ending December 31, 2001.

       The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates continuity of operations, realization of assets and the satisfaction of liabilities in the ordinary course of business. The Company experienced net losses of $424,000 for the quarter ended March 31, 2001 and net losses of $4,166,000 and $2,583,000 in the years ended December 31, 2000 and 1999, respectively. Based on the Company's current forecasted cash expenditures and its cash on hand, the Company expects to have sufficient cash to finance its operations through the year 2001. The Company's future beyond the year 2001 is dependent upon its ability to execute some form of organizational transaction, achieve break-even cash flow, or raise additional financing. There can be no assurances that the Company will be able to do so.

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

       On March 28, 2001, the Company announced that it had received a non-binding offer from Rocket to acquire the Company. Rocket currently owns 10,000,000 shares of the Company's common stock representing 36.6% of the total outstanding shares of 27,319,903.

       On April 18, 2001, the Company announced it had executed an Agreement and Plan of Merger with Rocket and Rocket Acquisition Company, Inc. Under the terms of the Agreement, Rocket Acquisition Company, Inc., a subsidiary of Rocket, would be merged into Peritus with Peritus as the surviving corporation. If the merger is completed, all Peritus shareholders other than Rocket, certain affiliates of Rocket and dissenting stockholders would be paid $0.19 per share in cash in exchange for their Peritus shares. Outstanding options to purchase Peritus' common stock, with a per share exercise price less than $0.19, unless exercised, will be converted into the right to receive, upon the surrender of the instrument evidencing the stock option, a cash payment equal to the product of (1) the number of shares underlying the option and (2) the difference between $0.19 and the per share exercise price of the options. Such options will then be cancelled. All other outstanding options to purchase Peritus' common stock will be cancelled. In general, each of the parties has the right to terminate the agreement of merger, if the merger is not completed on or before June 30, 2001. The Agreement also provides that the Company must have at least $4,810,000 in cash at closing after subtraction of the lesser of $840,000 or the actual transaction costs. Completion of the transaction is subject to approval by the holders of a majority of Peritus' outstanding common stock, obtaining the requisite third party and governmental consents and other customary closing conditions. The Company filed a preliminary proxy statement relating to the proposed merger with the SEC on April 27, 2001.

2.    Legal Proceedings

       The Company is from time to time subject to legal proceedings and claims which arise in the normal course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions, currently known, will not have a material adverse effect on the Company's financial position or results of operations.

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

PERITUS SOFTWARE SERVICES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

        For the three months ended March 31, 2001 and 2000, the Company's comprehensive loss was equal to its net loss.

4.  Segment, Geographic, and Product Information

        The Company operates in one reportable segment under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," due to its centralized structure and single industry segment: software maintenance, tools and services. The Company currently derives its revenue from software maintenance outsourcing services, software and methodology licensing and other services.

Information by geographic area for the three months ended March 31, 2001 and 2000 is summarized below (in thousands):

	Outsourcing Services		License Revenue		Other Services Revenue		Long–lived
	Unaffiliated	Affiliated	Unaffiliated	Affiliated	Unaffiliated	Affiliated	Assets
March 31, 2001
United States	$541	—	$—	—	$37	—	$139
Foreign	—	—	—	—	—	—	—

	$541	—	$—	—	$37	—	$139

March 31, 2000
United States	$809	—	$—	—	$112	—	$516
Foreign	—	—	644	—	—	—	—

	$809	$—	$644	—	$112	—	$516

     The geographic classification of revenue is determined based on the country in which the legal entity providing the services is located. Revenue from no single foreign country was greater than 10% of the consolidated revenues of the Company in quarters ended March 31, 2001 and 2000.

5.   Employment Agreement

     Under the terms of an employment agreement with Mr. John Giordano, President, Chief Executive Officer, and Chief Financial Officer of Peritus, if

Mr. Giordano's employment is terminated by Peritus without cause (as defined) or terminates upon a change of control of Peritus, he will be entitled to receive:

•	a severance payment of approximately $200,000; and

•	benefits in accordance with Peritus' then current policies until the earlier of the date of one year following the termination date or the date Mr. Giordano commences employment or consulting with a third party.

        On February 26, 2001, Peritus provided Mr. Giordano with a letter agreement establishing the goals for his bonus for the year 2001. Pursuant to this letter agreement, Mr. Giordano will receive a bonus equal to approximately $100,000 for the year 2001 if certain financial results for Peritus are achieved. In addition, the letter agreement provides that Mr. Giordano will receive a bonus of $100,000 in lieu of the above bonus if a merger, or any sale of substantially all of the assets, of Peritus occurs on or prior to June 30, 2001. If such change of control occurs after July 1, 2001 through and including December 31, 2001, the letter agreement provides that Mr. Giordano will be paid a bonus of $50,000 in lieu of the above bonuses.

6.    Catalyst Agreement

      On October 16, 2000, the Company announced that it retained The Catalyst Group, LLC to render financial advisory and investment banking services in connection with exploring strategic alternatives, including the potential sale of the Company. The Catalyst Agreement, dated October 16, 2000 and amended on April 9, 2001, provides for the Company to pay Catalyst a fixed fee of $50,000 for a fairness opinion on the merger contemplated by the Agreement and Plan of Merger dated April 18, 2001 entered into by and among Peritus, Rocket and Rocket Acquistion Company, Inc.

Item 2.    Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Overview and Current Financial Condition

        Peritus was incorporated in Massachusetts in August 1991. The Company provides solutions consisting of software products and services that enable organizations to improve the productivity, quality and effectiveness of their information technology, systems maintenance, or "software evolution" functions. The Company derives its revenue from software maintenance outsourcing services, software and methodology licensing, and other services.

        In the second half of 1998 and in 1999, the overall market for the year 2000 tools and services of the Company contracted dramatically, resulting in substantial financial losses. In response, the Company substantially reduced its workforce in September and December of 1998 and again in April of 1999. During the second and third quarters of 1999, the Company also settled its leases for its facilities in Cincinnati, Ohio, Lisle, Illinois and Billerica, Massachusetts and took other efforts to reduce its fixed costs. As a result of the Company's degraded financial condition, the Company began encountering major obstacles in obtaining new outsourcing business. Since most outsourcing engagements are multi-year and involve critical applications, prospective new clients, although interested in the capabilities and technology of the Company, were reluctant or unwilling to commit to contracts. Despite the significant reduction in the overall cost structure as a result of the foregoing actions, the Company was unable to achieve a cash flow break-even position in the years ended December 31, 1999 and 2000.

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

        On March 28, 2001, the Company announced that it had received a non-binding offer from Rocket to acquire the Company. Rocket currently owns 10,000,000 shares of the Company's common stock representing 36.6% of the total outstanding shares of 27,319,903.

        On April 18, 2001, the Company announced it had executed an Agreement and Plan of Merger with Rocket and Rocket Acquisition Company, Inc. Under the terms of the Agreement, Rocket Acquisition Company, Inc., a subsidiary of Rocket, would be merged into Peritus with Peritus as the surviving corporation. If the merger is completed, all Peritus shareholders other than Rocket, certain affiliates of Rocket and dissenting stockholders would be paid $0.19 per share in cash in exchange for their Peritus shares. Outstanding options to purchase Peritus' common stock, with a per share exercise price less than $0.19, unless exercised, will be converted into the right to receive, upon the surrender of the instrument evidencing the stock option, a cash payment equal to the product of (1) the number of shares underlying the option and (2) the difference between $0.19 and the per share exercise price of the options. Such options will then be cancelled. All other outstanding options to purchase Peritus' common stock will be cancelled. In general, each of the parties has the right to terminate the agreement of merger, if the merger is not completed on or before June 30, 2001. The Agreement also provides that the Company must have at least $4,810,000 in cash at closing after subtraction of the lesser of $840,000 or the actual transaction costs. Completion of the transaction is subject to approval by the holders of a majority of Peritus' outstanding common stock, obtaining the requisite third party and governmental consents and other customary closing conditions. The Company filed a preliminary proxy statement relating to the proposed merger with the SEC on April 27, 2001.

        The Company experienced net losses of $424,000 for the quarter ended March 31, 2001, and net losses of $4,166,000 and $2,583,000 in the years ended December 31, 2000 and 1999, respectively. Based on the Company's current forecasted cash expenditures and its cash on hand, the Company expects to have sufficient cash to finance its operations through the year 2001. The Company's future beyond the year 2001 is dependent upon its ability to execute some form of organizational transaction, achieve break-even cash flow, or raise additional financing. There can be no assurances that the Company will be able to do so.

        The Company's primary strategy is to seek some form of organizational transaction. Beyond that, the Company intends to continue to service its existing outsourcing customer and to convince the customer to continue to purchase services after December 31, 2001. At the same time, the Company is pursuing new business through:

•	the licensing of, and associated consulting and training for, its software maintenance methodology (technology transfer services), its SAM Relay tool and selectively its CodeNine tool

•	the provision of various service offerings including, without limitation, general software consulting.

        Since its receipt of a non-binding offer letter from Rocket, the Company's primary focus has been the negotiation, evaluation and preparation of the agreement of merger, and once executed, the performance of that agreement and the satisfaction of the various conditions to closing that agreement.

Three Months Ended March 31, 2001 Compared To Three Months Ended March 31, 2000

    Revenue

        Total revenue decreased 63.1% to $578,000 in the three months ended March 31, 2001 from $1,565,000 in the three months ended March 31, 2000. This decrease in revenue was primarily due to a decrease in the licensing of the Company's software, products and tools, and to a lesser extent, decreases in outsourcing and other services revenue.

The Company anticipates that total revenue for the year 2001 will be substantially below the level achieved in 2000.

        Outsourcing Services. Outsourcing services revenue decreased 33.1% to $541,000 in the three months ended March 31, 2001 from $809,000 in the three months ended March 31, 2000. As a percentage of total revenue, outsourcing services revenue increased to 93.6% in the three months ended March 31, 2001 from 51.7% for the three months ended March 31, 2000. The increase in outsourcing services revenue as a percentage of total revenue reflects the decreased contribution of license revenue to total revenue during the three months ended March 31, 2001 when compared to the same period in the prior year. The decrease in outsourcing revenue in absolute dollars in the three months ended March 31, 2001, compared to March 31, 2000, was attributable to recording lower amounts of revenue under existing outsourcing engagements due to reduced workload or contract terminations. During the first quarter of 2001, a contract with one client was terminated. During the first quarter of 2001, outsourcing revenue attributable to the client was $129,000. The Company did not sign any new outsourcing contracts during first quarter of 2001. The Company's only remaining outsourcing customer is Bull HN Information Systems, Inc. ("Bull"). The Bull contract expires on December 31, 2006 but is earlier cancelable by Bull or Peritus. The Company expects Bull to cancel the contract effective January 1, 2002. Future outsourcing revenue is dependent upon signing new customers which the Company has not been able to do in the last two years.

        License. License revenue was zero dollars in the three months ended March 31, 2001 compared to $644,000, or 41.2% of total revenue, in the three months ended March 31, 2000. The $644,000 of license revenue in the quarter ended March 31, 2000 was attributable to paid-up license revenue for two customers. The Company will continue to pursue licenses of its software maintenance methodology and SAM Relay product and selectively pursue licenses for its CodeNine tool. Future revenue is dependent on the success of such efforts. The Company has not recorded any license revenue since the third quarter of 2000.

        Other Services. Other services revenue decreased 67.0% to $37,000 in the three months ended March 31, 2001 from $112,000 in the three months ended March 31, 2000. As a percentage of total revenue, other services revenue decreased to 6.4% in the three months ended March 31, 2001 from 7.2% in the three months ended March 31, 2000. The decrease in other services revenue in absolute dollars was primarily attributable to the cessation of maintenance revenue associated with the Company's year 2000 products. Future revenue from other services is dependent on the Company's success in licensing its methodolgy, and its SAM Relay and CodeNine products which would generate maintenance, consulting and training revenue.

    Cost of Revenue

        Cost of Outsourcing Services Revenue. Cost of outsourcing services revenue consists primarily of salaries, benefits and overhead costs associated with delivering outsourcing services to clients. The cost of outsourcing services revenue decreased 37.5% to $319,000 in the three months ended March 31, 2001 from $510,000 for the three months ended March 31, 2000. Cost of outsourcing services revenue as a percentage of outsourcing services revenue decreased to 59.0% in the three months ended March 31, 2001 from 63.0% in the three months ended March 31, 2000. The decrease in cost of outsourcing revenue both in percentage of outsourcing revenue and in absolute dollars was primarily due a reduction in staffing expenses.

        Cost of License Revenue. Cost of license revenue consists primarily of salaries, benefits and related overhead costs associated with license-related materials packaging and freight. Cost of license revenue was zero dollars in both the three months ended March 31, 2001 and the three months ended March 31, 2000.

        Cost of Other Services Revenue. Cost of other services revenue consists primarily of salaries, benefits, subcontracting costs and related overhead costs associated with delivering other services to clients. Cost of other services revenue decreased 80.0% to $14,000 in the three months ended March 31, 2001 from $70,000 in the three months ended March 31, 2000. Cost of other services revenue as a percentage of other services revenue decreased to 37.8% in the three months ended March 31, 2001 from 62.5% in the three months ended March 31, 2000. The reduction in the cost of other services revenue in absolute dollars was primarily the result of a reduction in the Company's warranty reserve.

    Operating Expenses

        Sales and Marketing. Sales and marketing expenses consist primarily of salaries, commissions and related overhead costs for sales and marketing personnel; sales agent fees; and other promotional activities. Sales and marketing expenses increased 43.9% to $82,000 in the three months ended March 31, 2001 from $57,000 in the three months ended March 31, 2000. As a percentage of total revenue, sales and marketing expenses increased to 14.2% in the three months ended March 31, 2001 from 3.6% in the three months ended March 31, 2000. The increase in expenses in both absolute dollars and as a percentage of revenue was primarily attributable to an increase in staffing expense associated with one sales representative in 2001 and additional sales agent fees.

        Research and Development. Research and development expenses consist primarily of salaries, benefits and related overhead costs for engineering and technical personnel associated with developing new products and enhancing existing products. Research and development expenses decreased 18.5% to $265,000 in the three months ended March 31, 2001 from $325,000 in the three months ended March 31, 2000. As a percentage of total revenue, research and development expenses increased to 45.8% in the three months ended March 31, 2001 from 20.8% in the three months ended March 31, 2000. The decrease in research and development expenses in absolute dollars was primarily attributable to a reduction in staffing expenses. The Company plans to continue limited maintenance of and enhancements to its existing products.

        General and Administrative. General and administrative expenses consist primarily of salaries and related costs for the finance and accounting, human resources, legal services, information systems, excess space charges, and other administrative departments of the Company, as well as contracted legal and accounting services. General and administrative expenses decreased 12.1% to $415,000 in the three months ended March 31, 2001 from $472,000 in the three months ended March 31, 2000. As a percentage of total revenue, general and administrative expenses increased to 71.8% in the three months ended March 31, 2001 from 30.2% in the three months ended March 31, 2000. The decrease in general and administrative expenses in absolute dollars was primarily due to the reduction in bonus expense in the three months ended March 31, 2001.

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

    Interest Income (Expense), Net

           Interest income and expense is primarily comprised of interest income from cash balances, partially offset by interest expense on debt. The Company had interest income, net, of $93,000 in the three months ended March 31, 2001 compared to interest income, net, of $35,000 in the three months ended March 31, 2000. This change in interest income (expense), net, was primarily attributable to increased interest income from interest bearing investments as a result of the Rocket investment.

Liquidity and Capital Resources

        The Company has financed its operations and capital expenditures primarily with the proceeds from sales of the Company's convertible preferred stock and common stock, borrowings, advance payments for services from clients, and internally generated cash flows. The Company's cash balances were $3,652,000 and $3,716,000 at March 31, 2001 and December 31, 2000, respectively. The Company's working capital was $4,676,000 and $5,025,000 at March 31, 2001 and December 31, 2000, respectively.

        The Company's operating activities used cash of $60,000 and provided cash of $310,000 during the three months ended March 31, 2001 and 2000, respectively. The cash used during the three months ended March 31, 2001 was primarily caused by a net loss of $424,000 less the non-cash depreciation and amortization expense of $79,000. Other uses were a decrease in billings in excess of costs and estimated earnings on uncompleted contracts of $125,000, a decrease in accounts payable of $28,000, a decrease in other accrued liabilities of $17,000 and a increase in prepaid and other assets of $10,000. These amounts were partially offset by a decrease in accounts receivable of $457,000 and a decrease in costs and estimated earnings in excess of billings on uncompleted contracts of $8,000.

        The Company's investing used cash of $1,000 and provided cash of $57,000 during the three months ended March 31, 2001 and 2000, respectively. Investing activities in the three months ended March 31, 2001 reflect investments in property and equipment.

        The Company's financing activities used cash of $3,000 and provided cash of $4,024,000 during the three months ended March 31, 2001 and 2000, respectively. Financing activities in the three months ended March 31, 2001 reflect principal payments on the Company's capital lease obligation. Financing activities for the three months ended March 31, 2000 included $4,000,000 in proceeds from the issuance of 10,000,000 shares of common stock to Rocket in March, 2000 at a per share purchase price of $0.40 per share.

        The Company had an accounts receivable purchase agreement with a lender to permit borrowing against certain acceptable receivables at a rate of 80% of the face amount of such receivables up to a maximum of $4 million. In exchange for such agreement, the Company granted the lender security interest in substantially all of its assets. There were no borrowings outstanding under the agreement at March 31, 2001 and the Company terminated the agreement on April 18, 2001.

        On March 27, 2000, Rocket invested $4,000,000 in the Company in exchange for 10,000,000 shares ($.40 per share) of restricted common stock (36.6% of outstanding stock after the investment). The Company granted Rocket certain registration rights with respect to the shares.

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

Factors That May Affect Future Results

    Rocket Merger

             On March 28, 2001, the Company announced that it had received a non-binding offer from Rocket to acquire the Company and on April 18, 2001, the Company announced it had executed an Agreement and Plan of Merger with Rocket and Rocket Acquisition Company, Inc. Completion of the transaction is subject to several conditions, including the approval of the holders of a majority of the outstanding shares of the Company's common stock, that the Company must have at least $4,810,000 in cash at closing, after subtraction of the lesser of $810,000 or the actual transaction costs, and other customary closing conditons. There can be no assurance that the Company will satisfy these conditions or that the Company will otherwise be able to complete the merger. Moreover, in general, each of the parties to the Agreement and Plan of Merger has the right to terminate the Agreement and Plan of Merger if the merger is not completed on or prior to June 30, 2001. There can be no assurance that, even if all conditions to closing can be satisfied, those conditions will be satisfied prior to June 30, 2001.

    Strategic Alternatives other than Rocket Merger

        If the Rocket merger does not close, there can be no assurance that the Company will be able to find another viable alternative or to implement any strategic alternative.

    Failure to Achieve Cash Flow Breakeven

        The Company's ability to achieve a cash flow breakeven position is critical for achieving financial stability. Since its receipt of a non-binding offer letter from Rocket, the Company's primary focus has been the negotiation, evaluation and preparation of the Agreement and Plan Merger, and once executed, the performance of that agreement and the satisfaction of the various conditions to closing that agreement. Moreover, the Company's only remaining outsourcing customer is Bull. The Bull contract expires on December 31, 2006 but is earlier cancellable by Bull or the Company. The Company expects Bull to cancel the contract effective January 1, 2002. There can be no assurance that the Company will achieve a cash flow breakeven in the future.

    Financing

        There can be no assurance that the Company will be able to obtain additional funds in the future through equity and/or debt financings.

    Risk of Current Strategy

        In the past, the Company generated significant revenues from marketing and selling products and services that addressed the year 2000 problem. The demand for such products and services has ended and the Company no longer actively markets and sells year 2000 products and services. The Company's primary current strategy is to seek some form of organizational transaction. In addition, the Company is continuing to service its existing outsourcing customer and attempting to convince the customer to purchase services beyond December 31, 2001. At the same time, the Company is pursuing new business through (i) the licensing of, and associated consulting and training for, its software maintenance methodology (technology transfer services), its SAM Relay tool, and selectively it CodeNine tool, and (ii) the provision of various service offerings including, without limitation, general software consulting.

        The Company plans to continue limited maintenance of and enhancements to its existing products. The Company has explored certain extensions of its CodeNine tool beyond the field of application understanding and has concluded that such extensions are not feasible at this time.

        The failure to sell existing products or services and/or develop and sell new products and/or services would have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will be able to sign new outsourcing business or sell its products or services. There can be no assurance that the Company's current strategy will generate revenues sufficient for the Company to achieve a cash flow breakeven position.

    Over the Counter Listing

        Trading of the common stock is conducted in the over-the-counter market which could make it more difficult for an investor to dispose of, or obtain accurate quotations as to the market value of, the common stock. In addition, there are additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors. For transactions covered by this rule, the broker-dealer must make a special suitability determination for the purchaser and must have received the purchaser's written consent to the transaction prior to sale. In addition, as the trading price of the common stock is below $5.00 per share, trading in the common stock is also subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the common stock, which could severely limit the market liquidity of the common stock and the ability of purchasers in this offering to sell the common stock in the secondary market.

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

    Concentration of Clients and Revenue Risk

        The Company's revenue is highly concentrated among a small number of clients. During the year ended December 31, 2000, revenue from four clients accounted for 78.0% of the year's total revenue with one client, Bull, representing 40.3%. Total revenue in the year 2000 included license revenue of $1,045,000 (23.1% of total revenue) for paid-up licenses from two of these clients. In addition, the contract for one of these clients (representing 12.2% of the revenue for the year ended December 31, 2000) terminated in March 2001. During the first quarter of 2001, outsourcing revenue attributable to that client was $129,000. The Company has not signed any new outsourcing contracts during the last two years or any new license contracts since the third quarter of 2000. Moreover, the Company's only remaining outsourcing customer is Bull. The Bull contract expires on December 31, 2006 but is earlier cancellable by Bull or the Company. The Company expects Bull to cancel the contract effective January 1, 2002. The loss of, or a significant reduction in revenue from, any of the Company's major clients would have a material adverse impact on the Company's business, financial condition and results of operations. In addition, with such a large percentage of the Company's revenue attributable to a small number of clients, the loss of one or more major clients would have a material adverse impact on the Company's liquidity.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

To date, the Company has not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. As of March 31, 2001, the Company was exposed to market risks which primarily include changes in U.S. interest rates. The Company maintains a significant portion of its cash and cash equivalents in financial instruments with purchased maturities of two years or less. These financial instruments are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments, an immediate increase in interest rates would not have a material effect of the Company's financial condition or results of operations.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is from time to time subject to legal proceedings and claims which arise in the normal course of its business. In the opinion of management, the amount of ultimate liability with respect to these actions, currently known, will not have a material adverse effect on the Company's financial position or results of operations.

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

Exhibit 10.1	Agreement and Plan of Merger by and among Peritus Software Services, Inc., Rocket Software, Inc, and Rocket Acquisition Company, Inc. dated April 18, 2001

Exhibit 11	Statement Re Computation of Net Income (Loss) per common Share

(b) Reports on Form 8-K:

A Current Report Form 8-K dated January 5, 2001 was filed by the Company on January 12, 2001. The Company reported under item 5 (Other Events) that the Company has reached a settlement in its litigation with Micah Technology Services, Inc and Affiliated Computer Services, Inc.

A Current Report Form 8-K dated February 8, 2001 was filed by the Company on February 12, 2001. The Company reported under item 5 (Other Events) that the Company announced a workforce reduction effective February 23, 2001.

A Current Report Form 8-K dated March 28, 2001 was filed by the Company on April 12, 2001. The Company reported under item 5 (Other Events) that the Company had received, on March 28, 2001, a non-binding offer from Rocket Software, Inc. for acquisition of the Company.

SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 10, 2001

PERITUS SOFTWARE SERVICES, INC.

By: /s/ John D. Giordano
John D. Giordano President, Chief Executive Officer and Chief Financial Officer (Principal Financial Officer)

PERITUS SOFTWARE SERVICES, INC.

By: /s/ Patrick Manning
Patrick Manning Corporate Controller (Chief Accounting Officer)

Peritus Software Services, Inc.
FORM 10-Q
For the Quarterly Period Ended March 31, 2001
Exhibit Index

Exhibit No.	Description
10.1	Agreement and Plan of Merger by and among Peritus Software Services, Inc., Rocket Software, Inc, and Rocket Acquisition Company, Inc. dated April 18, 2001

11	Statement Re Computation of Net Income (Loss) per Common Share