Form 10-Q/A
period 2001-03-31
PERITUS SOFTWARE SERVICES INC
filed 2001-05-11
CIK 1011632

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

________________

FORM 10-Q/A

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

Explanatory Note:

This amendment to the registrant's Form 10-Q filed yesterday is being filed to correct an error in the table contained within Note 4 to the unaudited consolidated financial statements on segment, geographic and product information. The $644,000 of license revenue in 2000 was inadvertently shown as foreign revenue rather than United States revenue. The correction of this error is the only change to this Form 10-Q.

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

Information by geographic area for the three months ended March 31, 2001 and 2000 is summarized below (in thousands):

	Outsourcing Services		License Revenue		Other Services Revenue		Long–lived
	Unaffiliated	Affiliated	Unaffiliated	Affiliated	Unaffiliated	Affiliated	Assets
March 31, 2001
United States	$541	—	$—	—	$37	—	$139
Foreign	—	—	—	—	—	—	—

	$541	—	$—	—	$37	—	$139

March 31, 2000
United States	$809	—	$644	—	$112	—	$516
Foreign	—	—	—	—	—	—	—

	$809	$—	$644	—	$112	—	$516

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

Dated: May 11, 2001

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